Form 10QSB
period 1996-04-30
CEC PROPERTIES INC
filed 1996-06-14
CIK 74454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended April 30, 1996

- - --------------------------------------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                                      to

================================================================================

Commission file number:    0-188

- - --------------------------------------------------------------------------------

                              CEC Properties, Inc.

- - --------------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               California                                 13-1919940
- - --------------------------------------------------------------------------------
STATE OR OTHER JURISDICTION OF INCORPORATI    IRS EMPLOYER IDENTIFICATION NUMBER

            1500 W. Balboa Blvd., Suite 201, Newport Beach, CA 92663
- - --------------------------------------------------------------------------------
                ADDRESS OF PRINCIPAL EXECUTIVE OFFICES(ZIP CODE)

- - --------------------------------------------------------------------------------
                                 (714) 673-2282

- - --------------------------------------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                                       N/A
- - --------------------------------------------------------------------------------
FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST REPORT

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

   YES    X                          NO_______

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

   YES                               NO_______

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,566,698

                       CEC PROPERTIES, INC. AND SUBSIDIARY

                              INDEX TO FORM 10-QSB

                                 APRIL 30, 1996

                         Part I - Financial Information

Item 1 - Financial Statements

Item 2 - Management's Discussion and Analysis or Plan of Operation

                           Part II - Other Information

Item 1 - Legal Proceedings

Item 2 - Changes in Securities

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

                                   Signatures

                       CEC PROPERTIES, INC. AND SUBSIDIARY

                         Part I - Financial Information

ITEM 1 - FINANCIAL STATEMENTS

    -  Consolidated Balance Sheet
    -  Consolidated Income Statements
    -  Consolidated Statements of Cash Flow
    -  Notes to Consolidated Financial Statements

                       CEC PROPERTIES, INC. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                      April 30, 1996
                                                      --------------

ASSETS
Investment properties                                $     1,055,446
Cash                                                          19,162
Other                                                         36,560
                                                      ===============
                                                     $     1,111,168
                                                      ===============

LIABILITIES AND SHAREHOLDERS' EQUITY

  Trust deeds payable                                 $    1,043,719
  Due to shareholders                                         32,855
  Other                                                        7,638
                                                      --------------
    Total Liabilities                                      1,084,212
Common stock                                                 125,667
Additional paid-in capital                                23,297,402
Accumulated deficit                                      (23,396,113)
    Net stockholders' equity                                  26,956
                                                      ===============
                                                      $    1,111,168

                                                      ===============



































                             See accompanying notes.

                       CEC PROPERTIES, INC. AND SUBSIDIARY
                         CONSOLIDATED INCOME STATEMENTS
                                   (Unaudited)
                              For the periods ended


                                     April 30, 1995  April 30, 1996  April 30, 1995  April 30, 1996
REVENUES:                              Three Months    Three Months      Six Months      Six Months
Rental income
                                      $      --     $    18,542          $  --        $    39,675
  Other
                                             --          48,475             --             49,080
                                      -----------------------------------------------------------
    Total income
                                             --          67,017             --             88,755
  EXPENSES:
  Interest                                   --          23,010             --             40,534
  General & administrative expenses
                                             --          32,147             --             45,956
                                      -----------------------------------------------------------
    Total expenses                                       55,157                            86,490
                                      ===========================================================
  NET INCOME
                                      $      --     $    11,860          $  --        $    2,265
                                      ===========================================================
  NET INCOME PER COMMON SHARE
                                      $      --     $      .001          $  --        $       --
                                      ===========================================================
  WEIGHTED AVERAGE SHARES                            12,566,698                        12,566,698



                             See accompanying notes.

                       CEC PROPERTIES, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                                   (Unaudited)
                            For the six months ended


CASH FLOWS FROM OPERATING ACTIVITIES:                                      April 30, 1995    April 30, 1996
                                                                           --------------    --------------
Net income                                                                   $    -            $  2,265
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                    -              10,760
  Decrease in other liabilities                                                   -              (5,781)
  Increase in other assets                                                        -             (13,995)
                                                                                               --------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES                                                 (6,751)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in investmen properties                                                  -              (6,682)
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES                                  -            --------
                                                                                                 (6,682)
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in trust deeds payable                                                   -                 321
Decrease in due to shareholder                                                                   (4,745)
                                                                                               --------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES                                                 (4,424)

Net change in cash                                                                              (17,857)
CASH, beginning of period                                                                        37,019
                                                                                               ========
CASH, end of period                                                                            $ 19,162






                             See accompanying notes.

                       CEC PROPERTIES, INC. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

The accompanying consolidated financial statements include the accounts of the company and its wholly owned subsidiary, CEC Properties, Corp. All significant intercompany transactions and balances have been eliminated in consolidation.

These interim financial statements include all adjustments which in the opinion of management are necessary to make the financial statements not misleading.

                       CEC PROPERTIES, INC. AND SUBSIDIARY

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION
Plan of Operation
The corporation continues in its plan of seeking real estate properties for acquisition as well as opportunities in the oil and gas industry. Although management did not close any significant transactions during the quarter ended April 30, 1996, management has identified properties it intends to make offers of purchase on once the due diligence process has been completed. These properties include office, retail and multi-family sites in and outside of the state of California. The company intends to complete purchases of these projects, if approved by the Board of Directors, through a combination of debt, equity and issuance of common stock of the Corporation.

Management is of the opinion capital, liquidity and income derived from rental properties now owned are sufficient to meet the day to day operations of the company for the near future. The company is reporting a year to date profit of $2,265 for the quarterly period ended April 30, 1996. Management has no intentions of increasing over-head or the number of full-time employees until sufficient income and asset growth warrant such increases.

                       CEC PROPERTIES, INC. AND SUBSIDIARY

                           Part II - Other Information

ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - CHANGES IN SECURITIES

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

         Exhibit 27 - Financial Data Schedule

                       CEC PROPERTIES, INC. AND SUBSIDIARY

                                   Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEC PROPERTIES, INC.

Registrant

/s/ PAUL BALALIS                                 JUNE 14, 1996
- - --------------------------------                 -------------------------
Paul Balalis, President                          Date