Form 10QSB
period 1996-07-31
CEC PROPERTIES INC
filed 1996-09-16
CIK 74454

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C.

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
                 For the quarterly period ended July  31, 1996


                                       OR


[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                    to
=============================================================================

Commission file number:   0-188
- -----------------------------------------------------------------------------

                              CEC Properties, Inc.
- -----------------------------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         California                                         13-1919940
- -----------------------------------------------------------------------------
STATE OR OTHER JURISDICTION OF INCORPORATION                IRS EMPLOYER
                                                        IDENTIFICATION NUMBER

           1500 W. Balboa Blvd., Suite 201, Newport Beach, CA  92663
- -----------------------------------------------------------------------------
                ADDRESS OF PRINCIPAL EXECUTIVE OFFICES(ZIP CODE)

                                 (714) 673-2282
- -----------------------------------------------------------------------------
               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

                                      N/A
- -----------------------------------------------------------------------------
   FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES    X               NO
                  --------               --------

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

              YES                   NO
                  --------              --------

                       APPLICABLE ONLY CORPORATE ISSUERS:


Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. N/A

                              CEC PROPERTIES, INC.
                            (A DELAWARE CORPORATION)

                              INDEX TO FORM 10-QSB

                                 JULY 31, 1996

                         Part I - Financial Information


Item 1 - Financial Statements

Item 2 - Management's Discussion and Analysis of Operations

                          Part II - Other Information


Item 1 - Legal Proceedings

Item 2 - Changes in Securities

Item 3 - Defaults Upon Senior Securities

Item 4 - Submission of Matters to a Vote of Security Holders

Item 5 - Other Information

Item 6 - Exhibits and Reports on Form 8-K

                                   Signatures

                              CEC PROPERTIES, INC.
                            (A DELAWARE CORPORATION)

                         Part I - Financial Information


ITEM 1 - FINANCIAL STATEMENTS

#   Consolidated Balance Sheets
#   Consolidated Income Statements
#   Consolidated Statements of Cash Flow
#   Notes to Consolidated Financial Statements

                              See attached exhibit

                              CEC PROPERTIES, INC.
                            (a Delaware Corporation)
                          CONSOLIDATED BALANCE SHEETS
                          ---------------------------
                                   UNAUDITED

                                                              Oct. 31, 1995      Jul. 31, 1996
                                                              -------------      -------------
ASSETS
Investment properties (Note 1)                                $  1,059,524        $  1,080,447
Cash                                                                37,019                (114)
Other                                                               22,565              34,209
                                                              ------------        ------------
                                                                 1,119,108           1,114,542
                                                              ============        ============
LIABILITIES AND SHAREHOLDER'S EQUITY
Liabilities
  Trust deeds payable                                            1,043,398           1,046,868
  Due to shareholders                                               37,600              48,755
  Other liabilities                                                 13,419              10,011
                                                              ------------        ------------
    Total liabilities                                            1,094,417           1,105,634
Common stock                                                       125,667             125,667
Additional paid in capital                                      23,297,402          23,297,402
Accumulated deficit                                            (23,398,378)        (23,398,378)
Stockholder's equity                                                24,691               8,908
                                                              ------------        ------------
Total liabilities & stockholder's equity                         1,119,108           1,114,542
                                                              ============        ============

                         CONSOLIDATED INCOME STATEMENTS
                         ------------------------------
                                   UNAUDITED
                             For the periods ended

                                              7/31/95         7/31/96         7/31/95         7/31/96
                                              -------         -------         -------         -------
                                         Three Months    Three Months     Nine Months     Nine Months
REVENUES:
Rental income (Note 2)                         $5,550        $ 21,218          $5,550        $ 60,893
Misc. income                                       --              --              --          48,475
                                         ------------    ------------     -----------      ----------
  Total income                                  5,550          21,218           5,550         109,368

EXPENSES:
General & administrative expenses               6,066          39,268           6,066         125,151
                                         ------------    ------------     -----------      ----------
NET INCOME                                     $ (516)       $(18,050)         $ (516)       $(15,783)
                                         ============    ============     ===========      ==========


                              CEC PROPERTIES, INC.
                            (a Delaware Corporation)
                      CONSOLIDATED STATEMENTS OF CASH FLOW
                      ------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:                         7/31/95               7/31/96
                                                              -------               -------
Net income                                                  $    (506)             $(15,783)
Adjustments to reconcile net income to cash provided
  by operating activities:
Change in rents receivable                                      5,550
Change in accounts payable                                       (827)
Change in organizational expenses                             (14,051)
Change in other liabilities                                    (5,898)               (3,408)
Change in other assets                                             --               (11,644)
                                                            ---------             ---------
NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES              (15,732)              (30,835)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in investment properties                            (289,884)              (20,923)
                                                            ---------             ---------
NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES             (289,884)              (20,923)

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in trust deeds payable                               217,500                 3,470
Change in contributed capital                                  73,000
Decrease in due to shareholder                                 18,075                11,155
                                                            ---------             ---------
NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES              308,575                14,625

Net change in cash                                              2,959               (37,133)
CASH, beginning of period                                          --                37,019
                                                            ---------             ---------
CASH, end of period                                             2,959                  (114)
                                                            =========             =========

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   Unaudited


ACCOUNTING POLICY
- -----------------
The financial statements are reported on a consolidated basis with the company's wholly owned subsidiary CEC Properties, Corp. All material intercompany transactions have been eliminated.

All adjustments made to the financial statements are of a normal recurring nature necessary to present fairly the financial condition of the company.

NOTE 1 - INVESTMENT PROPERTIES
- ------------------------------
The company invests in smaller real estate rental properties. Purchases are typically made with a combination of stock, cash and assumption of existing debt.

NOTE 2 - RENTAL INCOME
- ----------------------
The company began operations during the third quarter of 1995.

                              CEC PROPERTIES, INC.
                            (A DELAWARE CORPORATION)

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
The corporation continues in its plan of seeking real estate properties for acquisitions as well as opportunities in the oil and gas industry. During the quarter ended July 31, 1996, the company entered into an agreement in principle to acquire the assets of Blue T Golf, Inc., an Omaha, NE company which builds and manages golf courses. The final agreement has not been made the company and management cannot accurately represent the total financial effect the acquisition will have on CEC Properties, Inc. at this time. However, management is confident a final agreement will be reached in fiscal 1996 and will be able to represent the financial effects by fiscal year-end 1996. At the present time, it appears the company will have the opportunity of building golf courses in at least three cities in California as well as other cities throughout the US. However, those opportunities are still in the discussion stage and cannot be relied upon until firm contracts are signed.

OPERATIONS
- ----------
The company had no significant real estate transactions during the quarter ended July 31, 1996. The company continues to rent properties and collect those rents to cover operating expenses. The company does not have any full-time employees at this time and relies on the expertise of its board, management and outside consultants for operations. The quarter ended July, 31, 1996 represents the first quarter of operations which can be compared to a previous quarter of last year in that CEC Properties, Inc. first began operations during the third quarter of fiscal 1995.

CAPITAL AND LIQUIDITY
- ---------------------
Management is of the opinion that capital and liquidity is sufficient to meet operating requirements of the company for the near future. Management has no immediate plans to seek outside sources of operating capital other than through merger/acquisition of other companies and financing future acquisitions of real estate projects. Changes in operations between quarters is nominal in that the company is still relatively young in its operations and has yet to become significantly involved in a larger business transaction.

                              CEC PROPERTIES, INC.
                            (A DELAWARE CORPORATION)


                          Part II - Other Information


ITEM 1 - LEGAL PROCEEDINGS

None.

ITEM 2 - CHANGES IN SECURITIES

None.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

N/A

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 27 - Financial Data Schedule

                              CEC PROPERTIES, INC.
                            (A DELAWARE CORPORATION)

                                   Signatures


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CEC PROPERTIES, INC.
(A DELAWARE CORPORATION)
- ------------------------
Registrant


 /s/ PAUL BALALIS                                September 12, 1996
- -------------------------------                  ---------------------------
Paul Balalis, President                          Date