Form 10KSB
period 1996-10-31
CEC PROPERTIES INC
filed 1997-04-28
CIK 74454

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:  October 31, 1996
                            ----------------

Commission file number:  0-188
                        -------

                              CEC Properties, Inc.
-----------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)


           Delaware                                     13-1919940
-----------------------------------------------------------------------------
  (State or other jurisdiction                         (IRS Employer
of Incorporation or Organization)                  Identification Number)


1500 W. Balboa Blvd. Suite 201, Newport Beach, CA          92663
-----------------------------------------------------------------------------
   (Address of principal executive offices)             (Zip Code)


                                 (714) 673-2282
-----------------------------------------------------------------------------
              (Registrant's Telephone Number, including area code)



-----------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(s) of the Act:

                          Common Stock, $.01 par value
-----------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file reports), and (2) has been subject to such filing requirements for the past 90 days.

                     Yes                     No   X
                         -----                  -----

Indicate by check mark if disclosure of delinquent filers pursuant to item 405 of regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB, or any amendment to this Form 10-KSB.

State issuer's revenues for its most recent fiscal year $133,191.

                               No existing market
-----------------------------------------------------------------------------
                (Aggregate Market Value of voting stock held by
                       non-affiliates of the registrant)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of January 31, 1997 there were 12, 566,698 shares of Common Stock, $.01 par value per share, outstanding.

Documents incorporated by Reference:  None

Transitional Small Business Disclosure Format:  Yes        No   X
                                                    -----     -----

                              CEC PROPERTIES, INC.

                              INDEX TO FORM 10-KSB

                                OCTOBER 31, 1996

                                     Part I

Item  1 - Business
Item  2 - Properties
Item  3 - Legal Proceedings
Item  4 - Submission of matters to a vote of security holders (stockholders)

                                    Part II

Item 5 - Market for the registrant's common stock and related security holder matters
Item  6 - Selected financial data
Item 7 - Management's discussion and analysis of financial condition and results of operations
Item  8 - Financial statements and supplementary data
Item 9 - Changes in and disagreements with accountants on accounting and financial disclosure

                                    Part III

Item 10 - Directors and executive officers of the registrant
Item 11 - Executive compensation
Item 12 - Security ownership of certain beneficial owners and management
Item 13 - Certain relationships and related transactions

                                    Part IV

Item 14 - Exhibits, financial statement schedules and reports on Form 8-K

                                   Signatures

                                     PART I

ITEM 1:  DESCRIPTION OF BUSINESS

GENERAL

CEC Properties, Inc. (CEC) is in the business of acquiring, building and managing golf courses. In 1996 CEC and partners purchased from Blue T Golf the following:

         (1) The right to enter into a 40 year lease and option with the County of Ventura, California for an 18 hole golf course

         (2) The right to enter into a definitive agreement to purchase 216 acres for the construction of an 18 hole golf course and RV park from the City of Barstow, California.

CEC is reviewing the possibility of a joint venture with a major finance source to form a holding company to acquire golf course properties. The company will be the managing company for all the golf courses. CEC plans on forming a REIT once 15 or more courses have been acquired. CEC's growth strategy is to diversify into retail operations, golf driving ranges and other related entities.

The diversification of owning and managing different aspects of the Golf Industry allows the cross utilization of the expertise in the appropriate companies of CEC. This will increase the profitability of each endeavor.

CEC will continue to treat this business as an entertainment business and will pursue complimentary opportunities to fill out the product line that is offered to its customers. Management is currently in negotiations on several projects to expand this product line.

CONSOLIDATED OPERATIONS

The attached financial statements are reported on a consolidated basis with CEC Properties, Inc. and CEC Properties Corp., a wholly owned subsidiary and a Nevada corporation.

STATE OF THE ECONOMY - CEC FOCUS

The golf industry is one of this country's oldest entertainment industries. Golf has been played for centuries overseas and has shown a rapid growth in recent years in this country. Because of increased awareness of exercise and outdoor activity golf has flourished in recent years.

According to the National Golf Foundation, there could be one golf course per day built in this country for the next 5 years and still not keep up with the demand. Current new course construction is roughly that or somewhat less. Golf play has increased roughly 10% a year since 1990 and is expected to continue at this rate until the year 2000. There are presently over 15,000 golf courses in this country.

EMPLOYEES

At October 31, 1996 CEC employed five part-time employees.

EXECUTIVE OFFICERS

The following officers are presently officers of CEC and their terms expire at the annual meeting of The Board of Directors. No person other than the directors of the Company, acting solely in that capacity, is responsible for the naming of an officer.
                                                    Year First Elected or
Name                Office and Age                   Appointed to Office
----                --------------                  ---------------------
Paul L. Balalis     President and CEO, 58                    1995
Don Norbury         Vice President and                       1995
                      Chief Financial Officer, 61

ITEM 2:  DESCRIPTION OF PROPERTIES

(1) At October 31, 1996 CEC owned three properties held for investment: One residential property and two multi-tenant properties, valued at $900,000.00.

(2) A development agreement has been awarded to CEC and partners by the City of Barstow, CA to build an 18 hole golf course and a 700 space RV and mobile home park on 216 acres that is to be deeded to CEC. Construction will begin in late summer 1997.

(3) A lease agreement for 40 years with options has been awarded to CEC and partners by the County of Ventura, CA to build an 18 hole golf course. Construction will begin in late summer 1997.

ITEM 3:  LEGAL PROCEEDINGS

At October 31, 1996 CEC was not involved in any legal proceedings which would have a material effect on the Company.

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

(a) The common stock of CEC has been approved for trade on the NASDAQ Electronic Bulletin Board with a market symbol of CECI. CEC is unaware of any active market for the Company's shares.

(b) At October 31, 1996 the Company had 12,566,698 shares of common stock outstanding with 30,000,000 authorized. Par value of the stock is $0.01.

(c)  At October 31, 1996 the total number of shareholders was approximately
     4,500.

(d) CEC has never paid a dividend or common stock and the Company's Board of Directors has no present plans to pay cash dividends on its common stock in the foreseeable future. Any future payment of cash dividends on the common stock will depend on CEC's earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors.

ITEM 6:  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                              Fiscal year ended
                                              October 31, 1996          1995
                                              ------------------     ----------
Operating Revenues                               $   133,191         $   99,092
Net Income                                       $   (72,684)        $   24,691
Net Income per common share outstanding          $    (0.006)        $     .002
Total Assets                                     $(1,112,013)        $1,119,108
Long Term Liabilities                            $ 1,047,126         $1,043,398
Shareholder's Equity                             $   (47,993)        $   24,691

GENERAL OVERVIEW

CEC Properties, Inc. (CEC) is in the business of locating, building or buying properties that fit into the Sports Entertainment field. CEC searches for undervalued, mismanaged or underutilized properties that, for whatever reason, are in financial difficulty. CEC's turnaround management techniques and expertise in marketing can quickly take advantage of the opportunity. CEC currently has letters of intent accepted by Northshore Country Club, Corpus Christi, Texas, Terradyne Resort and Country Club in Wichita, Kansas and Newport Country Club in Houston, Texas. A development agreement has been awarded to CEC and partners from the City of Barstow, California for the construction of a golf course and a 40 year lease with options has been signed with the County of Ventura for the construction of a golf course and associated development.

CAPITAL AND LIQUIDITY

CEC's audited financial statements for the period ended October 31, 1996. Management's intention to strengthen the capital position of the Company through the acquisition of golf course properties at prices which are discounted enough to insure a positive cash flow and positive equity.

RESULTS OF OPERATIONS

For the period ended October 31, 1996, CEC is reporting a net loss from consolidated operations of $(72,684) on total revenues of $133,191. These revenues are the results of either gains on sales of properties acquired during fiscal 1995 or from the operations of properties acquired during that period.

CEC's balance sheet at October 31, 1996 reports $1,047,126 in Trust Deeds and Notes Payable. These are debts which were assumed by the Company in the acquisition of investment properties. Interest expense incurred on these debts amounted to $81,096 for the same period and a Provision for Income Taxes of $3,074 was also charged to expense.

At October 31, 1996 CEC has a number of prospective properties in negotiation for purchase which management believes could be consummated during the first half of fiscal 1997.

ITEM 7:  FINANCIAL STATEMENTS

Information required by this item is included under Item 13: Exhibits, Financial Statement Schedules and Reports on Form 8-K and is incorporated herein by reference.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16A OF THE EXCHANGE ACT

The following are Directors of the Company:

     o Paul L. Balalis, age 58. Chairman, President and CEO of CEC Properties, Inc.

     o   Charles E. Packard, age 53

     o   Frank Barbaro, age 53

The term of office for Directors is one year. All of the above Directors have held their offices since fiscal 1995.

PAUL L. BALALIS

Founder of CEC Corporation and is CEO and owner of Balalis Corporation, a real estate construction and management company. Mr. Balalis has served on the Boards of numerous other companies and various civic organizations, including the Newport Harbor National Bank, Orange County Lung Association and Chairman of Newport Beach Planning Commission. He brings a considerable amount of expertise in real estate construction, management and sales. He holds an MBA from Emory University and completed his undergraduate work from Georgia Tech.

CHARLES E. PACKARD

He is currently Executive vice President and Chief Financial Officer of Arnel and Affiliates. Along with his duties he has overview responsibility for Arnel Management Company, Arnel's property management company. He is a member of the Board of Directors of Kaiser Resources, Inc., a Southern California based company with financial interest in water distribution, real estate and solid waste landfill sites. Mr. Packard holds a BBA and an MBA from the University of Toledo. He is a Board member for the Orange County Metropolitan Board of the YMCA; member of the Advisory Board, Chapman University School of Business and Economics; Trustee, The Argyros Foundation, and a member of the President's Advisory Council, Mater Dei High School.

FRANK BARBARO

An attorney at law and a senior partner with the law firm of Horton, Barbaro and Reilly. Mr. Barbaro graduated Cum Laude from the University of Southern California and received the Legion Lex Scholarship to attend USC Law School. Mr. Barbaro is presently the CEO of the Committee to Preserve a Responsible Judiciary, which represents all sixty-four seated Superior Court Judges in Orange County. In addition, he served as Chairman of the Orange County Democratic Party.

INFORMATION REGARDING LATE FILING PURSUANT TO SECTION 16

Section 16 of the Securities and Exchange Act of 1934 requires timely filing of notice of transaction in the Company's securities by officers, directors, and holders of 10% of the Company's outstanding securities. During the applicable period of the Company's fiscal year ended October 31, 1996 the Company was advised that all required filings were made.

ITEM 10:  EXECUTIVE COMPENSATION

The following information is furnished on an accrual basis as to compensation paid by the company during the two fiscal years ended October 31, 1996 for the company's President and to each of the Company's executive officers receiving at least $100,000.00 in the latest fiscal year end.

Name and Position         Year      Salary      Bonus     All Other Compensation
--------------------------------------------------------------------------------
Paul L. Balalis           1996      $6,000        -                  -
President


ITEM 11:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

As of January 31, 1997 the common stock of CEC is owned beneficially and of record by the following principal shareholders known by the Company to own at least 5% of the common stock outstanding as well as the directors and officers:

                                          Amount and Nature
       Beneficial Owners              of Beneficial Ownership(1)    % of Class
----------------------------------    --------------------------    ----------
Paul Balalis                               7,028,452 s/s (2)           55.93
1500 W. Balboa, Newport Beach, CA

Don Norbury                                  310,000 s/s                2.47
1500 W. Balboa, Newport Beach, CA

Frank Barbaro                                 25,000 s/s                 <1%
31285 Camel Point, Laguna Beach, CA

Charles Packard                              150,000 s/s                 1.2
24 Charlotte, Irvine, CA

--------------------------
(1) Subject to applicable community property statutes and except as otherwise hereinafter set forth, all persons shown have sole voting and investment power over all shares listed.

(2)  2,200,000 of such shares are owned by the Balalis Corporation.

ITEM 12:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

See Footnote 5 - Notes to the Consolidated Financial Statements

                                    PART IV

ITEM 13:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

A (1)  Financial Statements

     The following financial statements are filed as a part of this report:

         Report of Independent Certified Public Accountants
         Consolidated Balance Sheets
         Consolidated Statements of Income
         Consolidated Statements of Stockholder's Equity
         Consolidated Statements of Cash Flows
         Notes to Consolidated Financial Statements

A (2)  Reports on Form 8-K

         A current report on Form 8-K, dated March 27, 1997, containing information under Item 5 as to the acquisition of three properties by Registrant's wholly-owned subsidiary was filed.

A (3)  Exhibits Required to be Filed by Item 601 of Regulation S-B

         The registration has one wholly-owned subsidiary:
         CEC Properties, Corp., a Nevada Corporation

                              CEC PROPERTIES, INC.
                                 AND SUBSIDIARY

                              FINANCIAL STATEMENTS

                           October 31, 1996 and 1995

                      CEC PROPERTIES, INC. AND SUBSIDIARY



                               TABLE OF CONTENTS


REPORT OF INDEPENDENT ACCOUNTANTS . . . . . . . . . . . . . . . . . . F-1

FINANCIAL STATEMENTS:

  Balance Sheets  . . . . . . . . . . . . . . . . . . . . . . . . . . F-2

  Statements of Income  . . . . . . . . . . . . . . . . . . . . . . . F-4

  Statements of Stockholders' Equity  . . . . . . . . . . . . . . . . F-5

  Statements of Cash Flows  . . . . . . . . . . . . . . . . . . . . . F-6

NOTES TO FINANCIAL STATEMENT  . . . . . . . . . . . . . . . . . . . . F-7

                        [LETTERHEAD OF STARR & WALTERS]

                       REPORT OF INDEPENDENT ACCOUNTANTS


Board of Directors and Shareholders
CEC Properties, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of CEC Properties, Inc. and Subsidiary as of October 31, 1996 and 1995, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform our audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CEC Properties, Inc. and Subsidiary as of October 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.


/s/ STARR AND WALTERS
--------------------------
STARR AND WALTERS
ACCOUNTANCY CORPORATION


Santa Ana, California
March 11, 1997

                      CEC PROPERTIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           October 31, 1996 and 1995


                                     ASSETS

                                               1996                 1995
                                           -----------           ----------
Current Assets:
   Cash                                    $     2,318           $   37,019
   Note receivable (Note 2)                     19,500               19,500
   Other                                         2,969                3,065
                                            ----------           ----------

       Total Current Assets                     24,787               59,584
                                            ----------           ----------

Property and Equipment (Note 3):
   Investment properties                     1,110,359            1,064,008
   Office equipment                              2,871                    -
                                            -----------          ----------
                                             1,113,230            1,064,008
   Accumulated depreciation                    (26,004)              (4,484)
                                            ----------           ----------

       Net Property and Equipment            1,087,226            1,059,524

Other Assets                                     2,375                    -
                                            ----------           ----------

                                            $1,114,388           $1,119,108
                                            ==========           ==========




The accompanying notes are an integral part of these financial statements.

                      CEC PROPERTIES, INC. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS
                           October 31, 1996 and 1995


                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               1996                  1995
                                                           ------------          ------------
Current Liabilities:
   Current portion long-term debt (Note 4)                 $      4,230          $      8,373
   Accounts payable and accrued expenses                         29,480                13,419
   Loans from stockholder (Note 6)                               85,775                37,600
                                                           ------------          ------------

       Total Current Liabilities                                119,485                59,392

   Trust deeds payable, net of current portion (Note 4)       1,042,896             1,035,025
                                                           ------------          ------------

       Total Liabilities                                      1,162,381             1,094,417
                                                           ------------          ------------
Stockholders' Equity:
   Common stock, $.01 par value; 30,000,000 shares
      authorized, 12,566,698 shares issued and
      outstanding in 1996 and 1995                              125,667               125,667
   Additional paid-in capital                                23,297,402            23,297,402
   Accumulated deficit                                      (23,471,062)          (23,398,378)
                                                           ------------          ------------

       Total  Stockholders' Equity                              (47,993)               24,691
                                                           ------------          ------------

                                                           $  1,114,388          $  1,119,108
                                                           ============          ============


The accompanying notes are an integral part of these financial statements.

                      CEC PROPERTIES, INC. AND SUBSIDIARY

                       CONSOLIDATED STATEMENTS OF INCOME
                     Years Ended October 31, 1996 and 1995


                                                          1996                 1995
                                                       ----------           ----------
Revenue:
   Rental income                                       $   82,399            $   13,320
   Gain on sale of properties                                   -                85,267
   Other income                                            50,792                   505
                                                       ----------            ----------
       Total Revenue                                      133,191                99,092
                                                       ----------            ----------
Expenses:
   Interest                                                81,096                19,269
   Property operations                                     32,975                 9,504
   Depreciation                                            21,520                 4,484
   General and administrative                              67,210                33,844
                                                       ----------            ----------

       Total Expenses                                     202,801                67,101
                                                       ----------            ----------

Income (loss) before provision for income taxes           (69,610)               31,991

Provision for income taxes (Note 5)                         3,074                 7,300
                                                       ----------            ----------

    Net Income (Loss)                                  $  (72,684)           $   24,691
                                                       ==========            ==========

Net Income (Loss) Per Common Share                     $   (0.006)           $    0.002
                                                       ==========            ==========

Weighted average shares outstanding                    12,566,698            12,566,698
                                                       ==========            ==========


The accompanying notes are an integral part of these financial statements.

                      CEC PROPERTIES, INC. AND SUBSIDIARY

                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                     Years Ended October 31, 1996 and 1995


                                               Preferred Stock              Common Stock
                                          ------------------------   -----------------------      Additional
                                           Number                      Number                       Paid-In      Accumulated
                                         of shares        Amount     of Shares        Amount        Capital         Deficit
                                         ----------    -----------   ----------    ---------    ------------   ------------
Balance, October 31, 1994                 4,146,715    $ 3,732,053    4,273,268     $ 42,732     $19,648,284   $(23,423,069)

Conversion of preferred shares
  to common shares on November 1,
  1994 on 1:2 ratio                      (4,146,715)    (3,732,053)   8,293,430       82,935       3,649,118              -

Net Income                                        -              -            -            -               -         24,691
                                         ----------    -----------   ----------     --------     -----------   ------------
Balance, October 31, 1995                         0              0   12,566,698      125,667      23,297,402    (23,398,378)

Net Loss                                          -              -           -             -               -        (72,684)
                                         ----------    -----------   ----------     --------     -----------   ------------
Balance, October 31, 1996                         0    $         0   12,566,698     $125,667     $23,297,402   $(23,471,062)
                                         ==========    ===========   ==========     ========     ===========   ============


The accompanying notes are an integral part of these financial statements.

                      CEC PROPERTIES, INC. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Years Ended October 31, 1996 and 1995

                                                                            1996                  1995
                                                                       --------------         ------------
Cash flows from operating activities:
   Net income (loss)                                                    $    (72,684)         $     24,691
   Adjustments to reconcile net income to net cash
      provided by operating activities:
          Depreciation                                                        21,520                 4,484
          Gain on sale of properties                                               -               (85,267)
          Increase in other assets                                            (2,279)              (22,565)
          Increase in accounts payable and accrued expenses                   16,061                13,419
                                                                        ------------          ------------

   Net cash used by operations                                               (37,382)              (65,238)
                                                                        ------------          ------------

Cash flows from investing activities:
   Acquisition of investment properties                                      (46,351)              (10,312)
   Equipment purchases                                                        (2,871)                    -
   Proceeds from sale of properties                                                -               511,165
                                                                        ------------          ------------

   Net cash provided (used) by investing activities                          (49,222)              500,853
                                                                        ------------          ------------

Cash flows from financing activities:
   New borrowings on notes payable                                             7,871                     -
   Principal payments on notes payable                                        (4,143)             (406,196)
   Loans from shareholder, net                                                48,175                 7,600
                                                                        ------------          ------------

   Net cash provided (used) by financing activities                           51,903              (398,596)
                                                                        ------------          ------------

Net increase (decrease) in cash                                              (34,701)               37,019

Cash at beginning of year                                                     37,019                     0
                                                                        ------------          ------------

Cash at end of year                                                     $      2,318          $     37,019
                                                                        ============          ============

Supplemental cash flow information:
   Cash paid for interest                                               $     79,046          $     18,069
   Cash paid for income taxes                                                    689                 1,165

Schedule of noncash investing and financing activities:
   Acquisition of investment properties                                         None          $  1,489,906
   Less:  cash portion (closing costs)                                                             (10,312)
                                                                                              ------------
   Investment properties acquired by assumption of debt                                       $  1,479,594
                                                                                              ============

   Exchange of preferred stock for common stock                                               $  3,732,053
                                                                                              ============



The accompanying notes are an integral part of these financial statements.

                      CEC PROPERTIES, INC. AND SUBSIDIARY

                          NOTES TO FINANCIAL STATEMENT
                                October 31, 1996


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

ORGANIZATION

Prior to 1995, CEC Properties, Inc., formerly known as Ben-Wa International, Inc., ("Ben-Wa") had been inactive for several years. On November 1, 1994, Ben-Wa's largest shareholder and only preferred shareholder converted all outstanding preferred shares into common shares at a 1 for 2 ratio and on May 1, 1995 sold his controlling interest to Paul Balalis and the Balalis Corporation. The new controlling shareholders changed Ben-Wa's name to CEC Properties, Inc. (the Company).

The Company specializes in acquisition and management of undervalued or distressed properties. A typical acquisition consists of identifying an undervalued property that the Company believes will produce net operating income with optimal financing and management. The Company enters into a purchase contract, contingent upon new financing, then upon acquisition, implements new property management.

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, CEC Properties, Corp. All significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

INVESTMENT PROPERTIES

Investment properties are stated at cost. Buildings and improvements are depreciated on a straight-line basis over the estimated useful lives of the assets of 27.5 years. Improvements are capitalized, and repairs and maintenance are charged to property operations as incurred.

COMPENSATED ABSENCES

The Company does not accrue compensated absences as management considers the amounts to be immaterial.

See accompanying accountants' report.

                      CEC PROPERTIES, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS
                                October 31, 1996

NOTE 2 - NOTE RECEIVABLE:

Notes receivable include a short-term advance of $3000 and a note for $16,500 dated October 1, 1995. The short-term advance was repaid in January 1997. The note is a five-year note bearing interest at 9.0%, interest payable monthly. Principal in the amount of $4,000 was repaid in January 1997.

NOTE 3 - PROPERTY AND EQUIPMENT:

Investment properties consist of land, buildings and improvements. Cost and accumulated depreciation is as follows:

                                                1996             1995
                                             ----------        ----------
Buildings and Improvements                   $  576,008        $  576,008
Land                                            488,000           488,000
Acquisition Costs (Note 7)                       46,351                 -
Office Equipment                                  2,871                 -
                                             ----------        ----------
                                              1,113,230         1,064,008
Accumulated Depreciation                        (26,004)           (4,484)
                                             ----------        ----------

Net Property and Equipment                   $1,087,226        $1,059,524
                                             ==========        ==========


NOTE 4 - TRUST DEEDS PAYABLE:

A summary of the trust deeds payable at October 31, 1996 and 1995 follows:

                                                                     1996         1995
                                                                   --------     --------
First trust deed secured by 209 34th Street, Newport Beach;
interest at 7.54 percent, payable in monthly installments of
$2,620 through June 2021.                                          $407,708     $410,909

First trust deed secured by 208 33rd Street, Newport Beach;
interest at 7.33 percent, payable in monthly installments of
$1,875 through December 2024.                                       323,505      321,492



See accompanying accountants' report.

                         CEC PROPERTIES, AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS
                                October 31, 1996


NOTE 4 - TRUST DEEDS PAYABLE (CONTINUED):

Second trust deed secured by 208 33rd Street, Newport Beach;
interest at 10 percent, payable interest only, due December 12,
1999.                                                                      $    39,000      $    39,000

First trust deed secured by 6373 Del Paso, San Diego; interest at 8.03 percent, payable in monthly installments of $2,019
through December 2024.                                                         276,913          271,997
                                                                           -----------      -----------

                                                                             1,047,126        1,043,398
Less:  Current portion                                                           4,230            8,373
                                                                           -----------      -----------
Long-term Portion of Trust Deeds Payable                                   $ 1,042,896      $ 1,035,025
                                                                           ===========      ===========

The scheduled annual principal maturities of notes payable are as follows:

   Year Ended
    October 31
   ------------
      1997                                               $     4,230
      1998                                                     4,546
      1999                                                     4,885
      2000                                                    44,250
      2001                                                     5,641
      Thereafter                                             983,574
                                                         -----------
                                                         $ 1,047,126
                                                         ===========

NOTE 5 - INCOME TAXES

The Company recognizes deferred tax assets and liabilities for temporary differences between the financial and tax reporting bases of its assets and liabilities. Deferred tax assets are reduced by a valuation allowance when deemed appropriate. The effects of future changes in tax laws or rates are not anticipated. Measurement is computed using applicable current tax rates. The Company has no material temporary differences. The tax provisions are as follows:

                                             1996               1995
                                            ------             ------
Federal income tax                          $    -             $4,300
California franchise tax                     1,220              3,000
Delaware income tax                          1,854                  -
                                            ------             ------
                                            $3,074             $7,300
                                            ======             ======

See accompanying accountants' report.

                      CEC PROPERTIES, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS
                                October 31, 1996


NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended October 31, 1996, The Balalis Corporation and Paul Balalis advanced funds to the Company in the amounts of $52,920 and $2,855 respectively. These unpaid advances were converted to notes payable on October 31, 1996. Interest accrues at 8.0% until the notes are repaid.

During the year ended October 31, 1995, the Company's largest shareholders, Paul L. Balalis and the Balalis Corporation, contributed two real estate properties and 199,610 shares of the Company's common stock to CEC Properties Corp., the wholly-owned subsidiary. The real estate and the shares were transferred at the shareholders' respective bases of $650,202 and $.015 per share, respectively. The Balalis Corporation's net book value in the two properties transferred was $15,000 each, which approximated their fair value at the time of transfer.

The Balalis Corporation received a promissory note of $30,000 with interest at 8% due April 30, 1997 for the properties. The shares were used, along with other consideration, to acquire three additional real estate properties and to compensate a consultant for services rendered. These shares are restricted and typically subject to a two year holding period.

The shares were transferred in the acquisition of the following properties:

   107 24th Street, Newport Beach, CA                         72,610
   389 Ralcam, Costa Mesa, CA                                 25,000
   6373 Del Paso, San Diego, CA                               45,000
   208 33rd Street, Newport Beach, CA                         32,000
                                                             -------
                                                             174,610
                                                             =======

The remaining 25,000 shares were awarded to a constituent for services rendered.

The Company leases its office facility from an affiliate under a month-to-month operating lease. Rent expense totaled $4,300 for 1995.

NOTE 7 - SUBSEQUENT EVENTS:

In December, 1996, the city of Barstow, California awarded the Company a development agreement to build a 18-hole golf course and a 700 space RV and mobile home park on 216 acres of land to be deeded to the Company in exchange for 1000 shares of the Company's common stock, tendered to the Barstow Harvey House Foundation, a California 501(c)(3) non-profit corporation. Construction is expected to begin mid-1997.

In February 1997, the real property at 6373 Del Paso, San Diego, California was sold for an approximate gain of $20,000.

See accompanying accountants' report.

                      CEC PROPERTIES, INC. AND SUBSIDIARY

                         NOTES TO FINANCIAL STATEMENTS
                                October 31, 1996

NOTE 7 - SUBSEQUENT EVENTS (CONTINUED):

The Company is negotiating to acquire a 40 year lease and concession agreement with the County of Ventura, California to develop and operate an 18-hole golf course and related support facilities. Amounts expended represent funds paid to the County of Ventura directly or to Blue T Golf, a former partner in these negotiations, in acquiring the option to acquire said lease and concession agreement.



See accompanying accountants' report.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:

CEC Properties, Inc.



by:  /s/ PAUL L. BALALIS                                     4/25/97
     --------------------------                          ----------------
         Paul L. Balalis                                       Date
         President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

by:  /s/ PAUL L. BALALIS                                     4/25/97
     --------------------------                          ----------------
         Paul L. Balalis                                       Date
         President


by:  /s/ CHARLES B. PACKARD                                  4/25/97
     --------------------------                          ----------------
         Charles B. Packard                                    Date
         Director

by:  /s/ DON NORBURY                                         4/25/97
     --------------------------                          ----------------
         Don Norbury                                           Date
         Vice President and
         Chief Financial Officer