Form 10QSB
period 1997-01-31
CEC PROPERTIES INC
filed 1997-05-14
CIK 74454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

For the quarterly period ended:          January 31, 1997
--------------------------------------------------------------------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

For the transition period from                              to
--------------------------------------------------------------------------------

Commission file number:                     0-188
--------------------------------------------------------------------------------

                              CEC Properties, Inc.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

         Delaware                                          13-1919940
--------------------------------------------------------------------------------
(State or other jurisdiction of             (IRS Employer Identification Number)
 Incorporation or Organization)

1500 W. Balboa Blvd. Suite 201, Newport Beach, CA                92663
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip Code)

                                 (714) 673-2282
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, including area code)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

          Applicable only to issuers involved In bankruptcy proceedings during the preceding five years.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

                           Yes        No   x
                               -----     -----

                    Applicable only for corporation issuer's

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. N/A

                              CEC PROPERTIES, INC.
                            (a Delaware Corporation)

                           CONSOLIDATED BALANCE SHEET
                                    Unaudited

                                                             As of              As of
                                                        October 31, 1996   January 31, 1997
                                                            Audited           Unaudited
                                                          ------------       ------------
TOTAL ASSETS

Investment - Real Estate  (net)                           $  1,084,355       $  1,078,975
Cash in the Bank                                                 2,318              3,513
Other                                                           27,715             24,746

                  TOTAL ASSETS                            $  1,114,388       $  1,107,234
                                                          ============       ============


                             LIABILITIES AND CAPITAL

LIABILITIES

Trust Deeds Payable                                       $  1,042,896       $  1,043,284
Due to Stockholders                                             85,775            112,975
Other                                                           33,710             24,327

                  TOTAL LIABILITIES                       $  1,162,381       $  1,180,586
                                                          ------------       ------------

CAPITAL & EQUITY

Common Stock                                              $    125,667       $    125,667
Additional Paid In Capital                                $ 23,297,402       $ 23,297,402
Accumulated Deficit                                       $(23,471,063)      $(23,496,421)
Current Loss                                                         0       $    (25,357)

                  NET STOCKHOLDER EQUITY                       (47,993)           (73,352)

                  TOTAL LIABILITIES & CAPITAL             $  1,114,388       $  1,107,234
                                                          ============       ============




        THE ACCOMPANYING NOTES ARE INTEGRAL TO THESE FINANCIAL STATEMENTS

                              CEC PROPERTIES, INC.
                   CONSOLIDATED STATEMENT OF INCOME & EXPENSES
                         THREE MONTHS ENDED JANUARY 31,

                                                       1997           1996
                                                     --------       --------
INCOME

         RENTAL INCOME                               $ 17,736       $ 21,133

EXPENSES
         INTEREST                                    $ 19,956         17,524
         OTHER EXPENSES                                17,758          8,429
         DEPRECIATION                                   5,380          5,380
                                                     --------       --------
                  TOTAL EXPENSES                     $ 43,094       $ 30,728

                  NET PROFIT or LOSS                 $(25,357)      $ (9,595)
                                                     ========       ========
                  Net Income Per Common Share          (0.002)        (0.001)
                                                     ========       ========

                      CONSOLIDATED STATEMENT OF CASH FLOWS

FUNDS WERE PROVIDED BY:
         Operations                                  $  8,349       $  5,380
         Non Current                                      388            761
         Loans from Shareholder                        27,200             --
                                                     --------       --------
                  Total Funds Provided               $ 35,937       $  6,141

FUNDS WERE USED FOR:
         Net Loss from Operation                      (25,357)       (14,079)
         Accrued Expense                               (9,384)        (4,520)
         Real Estate Investments                            0         (4,149)
                                                     --------       --------
                  Total Funds Used                   $(34,742)      $(22,748)

         Increase (Decrease) in Cash                 $  1,195       $(16,607)
                                                     ========       ========

         Beginning Cash                                 2,318         37,019
         Changes in Cash                                1,195        (16,607)
         Ending Cash                                 $  3,513       $ 20,412
                                                     ========       ========


        THE ACCOMPANYING NOTES ARE INTEGRAL TO THESE FINANCIAL STATEMENTS

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited


ACCOUNTING POLICY

The financial statements are reported on a consolidated basis with the company's wholly owned subsidiary CEC Properties, Corp. All material intercompany transactions have been eliminated.

All adjustments made to the financial statements are of a normal recurring nature necessary to present fairly the financial condition of the company.

NOTE 1 - INVESTMENT PROPERTIES

At the end of the year the company have three smaller real estate rental properties. Subsequent to this quarter one property sold. The company has acquired the lease rights to two golf course properties and is in the process of acquiring three additional golf course properties.

                              CEC PROPERTIES, INC.
                            (A DELAWARE CORPORATION)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS

The company is in the business of locating, building or buying properties that fit into the Sports Entertainment field. CEC searches for undervalued, mismanaged or underutilized properties that, for whatever reason, are in financial difficulty. CEC's turnaround management techniques and expertise in marketing can quickly take advantage of the opportunity. CEC currently has letters of intent accepted by 3 other golf course properties. A development agreement has been awarded to CEC and partners from the City of Barstow, California for the construction of a golf course and a 40 year lease with options has been signed with the County of Ventura for the construction of a golf course and associated development.

OPERATIONS

The company had no significant real estate transactions during the quarter ended January 31,1997. The company continues to rent properties and collect those rents to cover operating expenses. The company is processing two golf course properties and is continuing to look for other acquisitions. The company does not have any full-time employees at this time and relies on the expertise of its board, management and outside consultants for operations.

CAPITAL AND LIQUIDITY

Management is of the opinion that capital and liquidity is sufficient to meet operating requirements of the company for the near future. Management has no immediate plans to seek outside sources of operating capital other than through merger/acquisition of other companies and financing future acquisition of real estate projects. Changes in operations between quarter is nominal in that the company is still relatively young in its operations and has yet to become significantly involved in a larger business transaction.

Management's intention to strengthen the capital position of the Company through the acquisition of golf course properties at prices which are discounted enough to insure a positive cash flow and positive equity.

                              CEC PROPERTIES, INC.
                            (A DELAWARE CORPORATION)

                              INDEX TO FORM 10-QSB

                                JANUARY 31, 1997

Part I  -  Financial Information

Item 1 - Financial Statements

o    Consolidated Balance Sheets
o    Consolidated Income Statements
o    Consolidated Statements of Cash Flow
o    Notes to Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of Operations

See attached exhibit


Item 6 - Exhibits and Reports on Form 8-K

         a.  Exhibits

             Exhibit 27 -- Financial Data Schedule

         b.  Reports on Form 8-K

             None

                                   SIGNATURES
                                   ----------


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                CEC PROPERTIES, INC.



Dated:  May 12, 1997            By:   /s/ PAUL BALALIS
                                   ------------------------------------
                                   Paul Balalis, President