Form 10QSB
period 1997-04-30
CEC PROPERTIES INC
filed 1997-05-23
CIK 74454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the
    Securities Exchange Act of 1934

For the quarterly period ended:             April 30, 1997
--------------------------------------------------------------------------------

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

                           Yes          No    X
                              ---------   ---------

          Applicable only to issuers involved In bankruptcy proceedings during the preceding five years.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. N/A

                           Yes          No    X
                              ---------   ---------

                    Applicable only for corporation issuer's

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. N/A

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

ACCOUNTING POLICY
-----------------

The financial statements are reported on a consolidated basis with the company's wholly owned subsidiary CEC Properties, Corp. All material intercompany transactions have been eliminated.

All adjustments made to the financial statements are of a normal recurring nature necessary to present fairly the financial condition of the company.

NOTE 1 - INVESTMENT PROPERTIES
------------------------------

At the end of the year the company had three smaller real estate rental properties. During this quarter one property sold. The company acquired the lease rights to two golf course properties and is in the process of acquiring three additional golf course properties.

                              CEC PROPERTIES, INC.
                            (A DELAWARE CORPORATION)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
---------------------------------------------------

The company is in the acquisition, operation, management, design and construction of properties that fit into the Golf and Sports Entertainment field. CEC currently has letters of intent accepted by 3 golf course properties. A development agreement has been awarded to CEC and partners from the City of Barstow, California for the construction of a golf course. Additionally, a 40 year lease with options has been signed with the County of Ventura for the construction of a golf course and associated development.

OPERATIONS
----------

The company had one profitable real estate sale during the quarter ended April 30,1997. The company continues to rent properties and collect those rents. The company is processing two golf course properties and is continuing to look for other acquisitions. The company does not have any full-time employees at this time and relies on the expertise of its board, management and outside consultants for operations.

CAPITAL AND LIQUIDITY
---------------------

Management is of the opinion that capital and liquidity is sufficient to meet operating requirements of the company for the near future. Management has no immediate plans to seek outside sources of operating capital other than through merger/acquisition of other companies and financing future acquisition of real estate projects. Changes in operations between quarter is nominal.

Management's intention is to strengthen the capital position of the Company through the acquisition of golf course properties at prices which are discounted enough to insure a positive cash flow and positive equity.

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

o     Consolidated Balance Sheets
o     Consolidated Income Statements
o     Consolidated Statements of Cash Flow
o     Notes to Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of Operations

See attached exhibit

Item 6 - Exhibits and Reports on Form 8-K

         (a)   Exhibits

         27.1  Financial Data Schedule

         (b)   Reports on Form 8-K

         None

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CEC Properties, Inc.



                                        /s/  PAUL L. BALALIS
                                        ----------------------------------------
Dated: May 15, 1997                     Paul L. Balalis
                                        President & Chief Executive Officer