Form 10QSB
period 1997-07-31
CEC PROPERTIES INC
filed 1997-09-16
CIK 74454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the
    Securities Exchange Act of 1934

For the quarterly period ended:             July 31, 1997
----------------------------------------------------------------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

[ ] For the transition period from                              to
===========================================================================

Commission file number:    0-188
----------------------------------------------------------------------------

                              CEC Properties, Inc.
----------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

         Delaware                                         13-1919940
----------------------------------------------------------------------------
(State or other jurisdiction of         (IRS Employer Identification Number)
 Incorporation or Organization)

1500 W. Balboa Blvd. Suite 201, Newport Beach, CA                   92663
----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (714) 673-2282
----------------------------------------------------------------------------
              (Registrant's Telephone Number, including area code)

----------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)

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

                           Yes          No    X
                          ---------    ---------

                    Applicable only for corporation issuer's

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. N/A

                              CEC PROPERTIES, INC.
                            (A DELAWARE CORPORATION)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
--------------------------------------------------

The company is in the acquisition, operation, management, design and construction of properties that are related to the Golf and Sports Entertainment field. The company recently withdrew from the agreements to buy two golf courses. On August 14, 1997, the company announced the signing of definitive agreements to acquire Classic Golf Management, Inc., Classic Golf Shops, Inc. and Worldwise Marketing Graphics.

OPERATIONS
----------

The company was profitable during this quarter and it expects to be profitable during the final quarter of the fiscal year. The company continues to rent properties and collect rents. The recent acquisitions will add additional income and cash flow to the operations.

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

Management's intention is to strengthen the capital position of the company through the acquisition of related companies at prices which are discounted enough to insure a positive cash flow and positive earnings.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    Unaudited

ACCOUNTING POLICY
-----------------

The financial statements are reported on a consolidated basis with the company's wholly owned subsidiary CEC Properties, Corp. All material intercompany transactions have been eliminated.

All adjustments made to the financial statements are of a normal recurring nature necessary to present an accurate financial condition of the company.

NOTE 1 - INVESTMENT PROPERTIES
------------------------------

At the end of the last fiscal year the company had three small real estate rental properties, subsequently one of those was sold. The company continues to hold the rights to two golf course properties to be developed.

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        CEC Properties, Inc.



                                        /s/  PAUL L. BALALIS
                                   ----------------------------------------
Dated: Sept. 12, 1997                     Paul L. Balalis
                                        President & Chief Executive Officer