Form 10KSB
period 1997-10-31
CEC PROPERTIES INC
filed 1998-02-17
CIK 74454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended:  October 31, 1997
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

Documents incorporated by Reference:  None

Transitional Small Business Disclosure Format:  Yes        No   X
                                                    -----     -----

                                     PART I

ITEM 1: DESCRIPTION OF BUSINESS

GENERAL

CEC Properties, Inc. (CEC) is in the business of acquiring, building and managing golf courses. In 1997 CEC:

        1.)    Acquired Classic Golf Management of Marietta, Georgia.

               On October 31, 1997, Registrant acquired all of the outstanding shares of Classic Golf Management, Inc., a Georgia corporation, privately owned by Milton Abell, an unrelated party. The acquired entity manages three golf courses in Georgia. Registrant paid $103,250 cash down and delivered 29,500 shares of its common stock. Additionally, subject to certain conditions, Registrant agreed to pay an additional $14,750 and deliver an additional 14,750 shares of its common stock on the 13th and 25th anniversary months. The number of shares and cash to be delivered is subject to reduction depending on future revenues. Similarly, Registrant has agreed to provide additional cash to make up any differential between the public price of Registrant's common stock and $3.00 per share at the 24th anniversary month.

               Concurrently, on October 31, 1997, Registrant acquired three proprietorships owned by Milton Abell. They are known as Classic Golf Shops (operator of golf apparel and accessory shops located adjacent to the Classic managed golf courses), Golf 101 (golf teaching facilities and programs) and Hydroturf (a golf greens maintenance entity). They were acquired in exchange for $71,750 cash and 20,500 shares of Registrant's common stock delivered at the closing, with $10,250 cash and 10,250 shares of common stock to be delivered on the 13th and 25th anniversary months. The same contingency and guaranty applies to the future delivery in this transaction as applied in the Classic transaction referenced herein above.

               Funds necessary for the transactions came from Registrant's general working capital except that $59,000 of such funds was loaned to Registrant by its president, Paul Balalis, repayable in one year plus 10% interest.

               Additionally, Milton Abell, class "A" golf professional, teaching pro and respected agronomist, entered into a five year employment contract pursuant to which he agreed to continue to manage the acquired entities.

               Paul Balalis, president of Registrant personally guaranteed the herein above referenced future cash payments to Mr. Milton Abell.

               The aggregate purchase price payable by CEC for the Shares (the "Purchase Price") was One Hundred Thirty-Two Thousand Seven Hundred Fifty Dollars ($132,750) cash and Fifty-Nine Thousand (59,000) shares of CEC's common stock. The Purchase Price shall be paid by the CEC to Milton Abell as follows:

                      CEC paid One Hundred Three Thousand Two Hundred Fifty Dollars ($103,250) in cash and delivered Twenty-Nine Thousand Five Hundred (29,500) shares of CEC common stock at the Closing Date.

                      CEC will pay Fourteen Thousand Seven Hundred and Fifty Dollars ($14,750) and deliver an additional Fourteen Thousand Seven Hundred and Fifty Thousand (14,750) shares of its common stock on the thirteenth (13th) and twenty-five (25) anniversary months of the Closing Date, subject to certain conditions as hereinafter set forth.

                      At the twenty-four month anniversary date of the Closing Date if the average bid and asked price of the CEC common stock as traded in the public market, in which such stock trades shall for ten (10) days preceding the twenty-four
                      (24th) month anniversary date of the Closing Date (the "Average Price"), be less than three dollars ($3.00) per share then CEC shall within forty-five (45) days pay to Milton Abell the difference between the Average Price and $3.00 per share in cash.

                      Notwithstanding the foregoing, in the event the annual "Net Revenues" received by CLASSIC in each of the two (2) fiscal years subsequent to the Closing Date commencing with the fiscal year ending October 31, 1998 shall not at least equal Two Hundred Forty-Four Thousand Dollars ($244,000) then and in that event the shares of CEC Common Stock delivered or to be delivered to Milton Abell hereunder shall be reduced by a percentage determined.* (Note to the Exhibits in the 8-K filed October 31,1997.)

               Paul Balalis shall provide his personal guaranty of the cash payments due pursuant to this Agreement.

               * INFORMATION WAS FILED AS EXHIBIT 2A AND 2B IN FORM 8-K, DATED NOVEMBER 10, 1997.

        2.) Acquired the assets WorldWise Marketing and Graphics (WorldWise), a small advertising company. WorldWise is a full service advertising and marketing company that was purchased for 60,000 shares of restricted 144 stock, with an incentive of an additional 40,000 shares if the net revenues are $300,000 for the first year. They are currently servicing small companies with needs for graphic art, printing, websites and quick turn around time. WorldWise uses selected high quality subcontractors to produce the required work and keep the employees at a minimum. CEC plans to use Worldwise in the promotion of its subsidiaries and to become more involved in the golf entertainment industry.

        3.) Has entered into a 40-year lease and option with the County of Ventura, California for an 18-hole golf course. There is currently a lawsuit being argued in Superior court of Ventura County, concerning the viability of the project as presented by a Conservation advocacy group.
        4.) Has an agreement to purchase 216 acres for the construction of an 18-hole golf course and RV park from the City of Barstow. The Development Agreement and the Implementation Agreement will be signed, in the 2nd quarter, by partners Joe Madden and CEC, with the Redevelopment Agency. CEC is pursuing a Joint Venture with RV Park developers to build the RV Park. CEC does not have any plans to develop the RV Park itself.

Classic Golf Management will be used to operate and manage all golf properties. It owns Classic Golf Shops that provides the expertise and skills required running a professional and profitable golf retail store. Classic also has a golf learning center, Golf 101, which provides lessons and help at a teaching facility. In addition, Classic Golf Management owns a turf management company, Hydroturf, which provides turf maintenance and management.

CEC continues to look for other opportunities in the Golf Industry including Reservations, GPS and Point of Sale. The diversification of owning and managing different aspects of the Golf Industry allows the cross utilization of the expertise in the appropriate CEC companies. CEC will continue to treat this business as an entertainment business and will pursue complimentary opportunities to fill out the product line that is being offered to its customers. The current projects under negotiation help round out this approach.

CONSOLIDATED OPERATIONS

The attached financial statements are reported on a consolidated basis with CEC Properties, Inc. and wholly owned subsidiaries CEC Corp, Classic Golf Management and WorldWise Marketing and Graphics.

STATE OF THE ECONOMY - CEC FOCUS

The golf industry continues to flourish and grow at a rate of more than one new golf course every day. New emphasis is being placed on women, youth and minorities as the new players in the game. This strategy is well placed and the response has been encouraging. Golf play continues to grow and the resulting revenues grow as well.

EMPLOYEES

As of October 31, 1997, CEC employed 2 full time and 6 part time employees. In addition, Classic Golf Management leases 65 employees.

EXECUTIVE OFFICERS

The following are presently officers of CEC. Their terms expire at the annual meeting of the Board of Directors. No person other than the directors of the Company, acting solely in that capacity, is responsible for the naming of an officer.

Name                         Office and Age               Year First Elected or
                                                          Appointed to Office

Paul L. Balalis              President and CEO, 59               1995
Don Norbury                  Vice President and                  1995
                             Chief Financial Officer, 62
Tom Quinn                    Vice President, Operations, 56      1997
Milton Abell                 President, Classic Golf,     46     1997
Marie Hines                  President,  WorldWise, 33           1997

ITEM 2: DESCRIPTION OF PROPERTIES

1.) At October 31, 1997, CEC owned two properties held for investment: two multi-tenant properties, valued at $800,000 and will be sold in 1998.
2.) A development agreement has been awarded to CEC and partner, Joe Madden, by the City of Barstow, Ca. Redevelopment Agency, to build an 18 hole golf course and a 400 space RV park on 216 acres that is to be deeded to CEC. Construction will begin in spring of 1998.
3.) An option agreement, for a 40-year lease with options, has been awarded to CEC and partners by the County of Ventura, Ca. to build and 18-hole golf course. Construction will begin in summer of 1998.
4.) Classic Golf Management has been awarded a 50-year lease agreement to build and operate a golf course in Cherokee County, Georgia. Classic Golf extended an agreement with Dekalb County, Georgia for three years, to continue to manage The City Club in Marietta, Georgia.

ITEM 3: LEGAL PROCEEDINGS

The Environmental Defense Center and the California Native Plant Society filed suit in Superior Court, on October 17, 1997 against the County of Ventura; Board of Supervisors of the County, CEC Golf and Camarillo Amphitheater Managing Partners, the developer of the adjacent amphitheater. The case number is CIV 176507 and the court date is June 2, 1998. The Court has been petitioned to maintain the property is its natural state and to deny the project for technical reasons occurring during the filing and processing of the permits, studies and reports. The Company does not see any merit in the proceedings and believes it will be granted permission to proceed with the project.

There are no other legal proceedings pending.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

a.) The common stock CEC is approved for trade on the NASDAQ Electronic Bulletin Board with a market symbol of CECI.
b.) At October 31, 1997 the Company had 12,676,724 shares of common stock outstanding with 30,000,000 authorized. Par value of the stock is $.01. Subsequently, the Company issued 110,000 shares of stock for the purchase of Classic Golf Management and WorldWise Marketing.
c.)     At October 31, 1997 the total number of shareholders was approximately
        4,500.
d.) CEC has never paid a dividend on common stock and the Company's Board of Directors has no present plans to pay cash dividends on its common stock in the foreseeable future. Any future payment of cash dividends on the common stock will depend on CEC's earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors.
e.) On October 30, 1997 CEC issued 155,000 stock options, at $.40 per share, to key personnel excluding the Chairman and the Chief Financial Officer.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                       Fiscal year ended
                                       October 31,1997             1996

Operating Revenues                     $    148,585              $   133,191
Net Income                             $   ( 94,724)             $   (72,698)
Net Income per share outstanding       $     (0.007)             $    (0.006)
Total Assets                           $  1,214,609              $ 1,112,013
Long Term Liabilities                  $    839,171              $ 1,047,126
Shareholder's Equity                   $    (87,717)             $   (47,993)

GENERAL OVERVIEW

CEC Properties, Inc. (CEC) is in the business of building, managing and buying properties that fit into the Sports Entertainment field. CEC has focused on the business of offering a menu of products to the golf course and golf course owner to better serve the patrons of the property. This maybe managing the complete facility, installing a POS and Inventory control system, providing a Tee Time reservation system or offering all of the above. CEC has moved quickly to be a one-stop provider of the needs of the golf course operator. CEC continues to go forward on the construction of three golf courses: Camarillo Creek, Barstow and Hickory Stick in Cherokee, Georgia.

CAPITAL AND LIQUIDITY

CEC's audited financial statements for the period ended October 31, 1997

See accompanying Audited Financial Statements

Assets increased by $ 100,221 or 9 % to $ 1,214,609

RESULTS FROM OPERATIONS

See accompanying Financial Statements

Revenues increased by 11.6 % to $ 148,585 for the fiscal year. A net operating loss of $ 94,924 included a non-recurring item .* Similarly, Net Income per share was a loss at $ 0.007 per share.


* This included a $ 71,078 non-recurring cost paid to PJM in 1997.

ITEM 7: FINANCIAL STATEMENTS

Information required by this item is included under item 13: Exhibits, Financial Statements Schedules and Reports on Form 8-k and incorporated herein by reference.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16A OF THE EXCHANGE ACT. The following are Directors of the
Company:

o Paul L. Balalis, age 59. Chairman, President and CEO of CEC Properties, Inc. o Charles E. Packard, age 54 o Frank Barbaro, age 54 o Frederick Meyer, age 58 The term of office for Directors is one year. Mr. Meyer has served since 1997 and the rest have served since 1995.



PAUL L. BALALIS
Founder of CEC Corporation and is CEO and owner of Balalis Corporation, a real estate construction and management company. Mr. Balalis has served on the Board of Directors of numerous companies and various civic organizations, including Newport Harbor National Bank, Orange County Lung Association and Chairman of the Newport Beach Planning Commission. He brings a considerable amount of expertise in real estate construction, management and sales. He holds an MBA from Emory University and completed his undergraduate work at Georgia Tech.

CHARLES E. PACKARD
He is currently Executive vice President and Chief Financial Officer of Arnel and Affiliates. Along with his duties, he has overview responsibility for Arnel Management Company, Arnel's property management company. He is a member of the Board of Directors of Kaiser Resources, Inc., a Southern California based company with financial interest in water distribution, real estate and solid waste landfill sites. Mr. Packard holds a BBA and a MBA from the University of Toledo. He is a member of the Orange County Metropolitan Boar of the YMCA; member of the Advisory Board, Chapman University School of Business and Economics; Trustee, The Argyros Foundation, and a member of the President's Advisory Council, Mater Dei High School.

FRANK BARBARO
An attorney at law and a senior partner with the law firm of Horton, Barbaro and Reilly. Mr. Barbaro graduated Cum Laude from the University of Southern California and received the Legion Lex Scholarship to attend USC Law School. Mr. Barbaro is presently CEO of the Committee to Preserve a Responsible Judiciary, which represents all sixty-four seated Superior Court Judges in Orange County. In addition, he served as Chairman of the Orange County Democratic Party.

FREDERICK MEYER
Mr. Meyer is the President and CEO of Southern California Healthcare Systems. He serves on the Board of Directors of Healthcare Association of Southern California, California Healthcare Association, Blue Cross of California, PrimeHealth of Southern California and has served on the board of MetLife of California. Mr. Meyer has been very active in the community serving on the Board of Directors of the Northern California Presbyterian Homes and the Arcadia Tournament of Roses. Mr. Meyer received his BA and MBA from San Jose State University.

INFORMATION REGARDING LATE FILING PURSUANT TO SECTION 16

Section 16 of the Securities and Exchange Act of 1934 requires timely filing of notice of transaction in the Company's securities by officers, directors, and backers of 10% of the Company's outstanding securities. During the applicable period of the Company's fiscal year ended October 31, 1997 the Company was advised that all required filings were made.

ITEM 10: EXECUTIVE COMPENSATION

The following information is furnished on an accrual basis as to compensation paid by the company during the fiscal year ended October 31, 1997 for the company's President and to each of the Company's executive officers receiving at least $100,000 in the last fiscal year end.

Name and Position     Year          Salary         Bonus  All other Compensation
--------------------------------------------------------------------------------
Paul L. Balalis       1997              -                   -          -
        President

Milton Abell          1997          $80,000

ITEM 11:

As of January 31, 1998 the common stock of CEC is as recorded is beneficially owned by the following principal shareholders known by the Company to own at least 5% of the common stock outstanding as well as the directors and officers:

        Beneficial Owners           Amount and Nature            % of Class
                                Of Beneficial Ownership (1)

Paul Balalis                           7,028,452 s/s (2)            55.93
1500 W. Balboa, Newport Beach, Ca.

Don Norbury                              310,000 s/s                 2.47
1500 W. Balboa, Newport Beach, Ca.

Frank Barbaro                             25,000 s/s                   <1%
31285 Camel Point, Laguna Beach, Ca.

Charles Packard                          150,000 s/s                 1.2
24 Charlotte, Irvine, Ca

Frederick Meyer                           10,000 s/s                   <1%

(1) Subject to applicable community property statues and except as otherwise hereinafter set forth, all persons shown have sole voting and investment power over all shares listed.
(2)  2,200,000 of such shares are owned by the Balalis Corporation.

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

(2) Reports on Form 8-K
               A current report on Form 8-K, dated October 31, 1997, containing information under Item 5 as to the acquisition of three properties by Registrant's wholly owned subsidiary was filed.

(3) Exhibits Required to be Filed by Item 601 of Regulation S-B

               The registration has three wholly owned subsidiaries:
               CEC Properties, Corp., a Nevada Corporation
               Classic Golf Management, a Georgia Corporation
               WorldWise Marketing & Graphics, a California Corporation

SUBSEQUENT EVENTS:

CEC is in escrow to sell one of the two multi-tenant properties and will close in March 1988. The other property will be sold in the second quarter of 1998 and free the management to concentrate on its primary focus of the Golf Industry.

CEC has entered into a service contract with PJM Trading Company of New Jersey, to provide CEC with financial, management and consulting expertise for a period of five years. For this service, CEC will transfer 625,000 shares of common stock to PJM in two equal installments, The first portion will be delivered upon the execution of the agreement and the second installment will be paid after CEC receives at least $1 million dollars in equity through PJM's efforts. This equity infusion will be in the form of preferred stock.

CEC is anticipating the completion of a private placement of convertible preferred shares valued at one to two million dollars, to be completed by April 1, 1998. A warrant will be available for every $2.00 invested and will have a strike price in excess of $3.00 per share. The exact price to be determined.

                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS



   As independent public accountants, we hereby consent to the use of our report dated February 11, 1998, included in and made part of the Form 10-KSB filing of CEC Properties, Inc. for the year ended October 31, 1997.



/s/ Starr and Walters

STARR AND WALTERS
ACCOUNTANCY CORPORATION

Santa Ana, California
February 11, 1998

                              CEC PROPERTIES, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                            October 31, 1997 and 1996

                              CEC PROPERTIES, INC.
                                AND SUBSIDIARIES



                                Table of Contents


REPORT OF INDEPENDENT ACCOUNTANTS............................................1

FINANCIAL STATEMENTS:

   Balance Sheets............................................................2

   Statements of Income......................................................4

   Statements of Stockholders' Equity........................................5

   Statements of Cash Flows..................................................6

NOTES TO FINANCIAL STATEMENTS................................................7

                        REPORT OF INDEPENDENT ACCOUNTANTS



Board of Directors and Shareholders
CEC Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of CEC Properties, Inc. and Subsidiaries as of October 31, 1997 and 1996, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CEC Properties, Inc. and Subsidiaries as of October 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



/s/ Starr and Walters

STARR AND WALTERS
ACCOUNTANCY CORPORATION

Santa Ana, California
February 11, 1998

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            October 31, 1997 and 1996




                                     ASSETS
                                                         1997           1996
                                                     ------------   ------------
Current Assets:
    Cash                                             $    59,963    $     2,318
    Prepaid expense                                       21,375              -
    Inventory (Note 1)                                   105,363              -
    Note receivable (Note 2)                              12,500         19,500
    Other                                                  4,808          2,969
                                                     ------------   ------------

        Total Current Assets                             204,009         24,787
                                                     ------------   ------------

Property and Equipment (Note 3):
    Investment properties                                835,808      1,110,359
    Machinery and equipment                              116,831          2,871
                                                     ------------   ------------
                                                         952,639      1,113,230
    Accumulated depreciation                             (36,018)       (26,004)
                                                     ------------   ------------

        Net Property and Equipment                       916,621      1,087,226

Other Assets:
     Goodwill, net (Note 1)                               93,064               -
     Other, net                                              915          2,375
                                                     ------------   ------------

        Total Other Assets                                93,979          2,375
                                                     ------------   ------------

                                                     $ 1,214,609    $ 1,114,388
                                                     ============   ============


The accompanying notes are an integral part of these financial statements.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            October 31, 1997 and 1996




                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         1997           1996
                                                     ------------   ------------
Current Liabilities:
    Current portion long-term debt (Note 4)          $    20,051    $     4,230
    Accounts payable and accrued expenses                163,729         29,480
    Loans from stockholders (Note 6)                     279,375         85,775
                                                     ------------   ------------

        Total Current Liabilities                        463,155        119,485

    Notes payable, net of current portion (Note 4)       839,171      1,042,896
                                                     ------------   ------------

        Total Liabilities                              1,302,326      1,162,381
                                                     ------------   ------------

Stockholders' Equity:
    Common stock, $.01 par value; 30,000,000 shares
       authorized, 12,676,698 and 12,566,698  shares
       issued and outstanding in 1997 and 1996           126,767        125,667
    Additional paid-in capital                        23,351,302     23,297,402
    Accumulated deficit                              (23,565,786)   (23,471,062)
                                                     ------------   ------------

        Total  Stockholders' Equity                      (87,717)       (47,993)
                                                     ------------   ------------

                                                     $ 1,214,609    $ 1,114,388
                                                     ============   ============

The accompanying notes are an integral part of these financial statements.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      Years Ended October 31, 1997 and 1996


                                                         1997           1996
                                                     ------------   ------------


Revenue:
    Rental income                                    $    74,137    $    82,399
    Gain on sale of properties                            14,193              -
    Other income                                          60,255         50,792
                                                     ------------   ------------

        Total Revenue                                    148,585        133,191
                                                     ------------   ------------

Expenses:
    Interest                                              71,532         81,096
    Property operations                                    6,830         32,975
    Depreciation (Note 1)                                 17,958         21,520
    General and administrative                           146,189         67,210
                                                     ------------   ------------

        Total Expenses                                   242,509        202,801
                                                     ------------   ------------

Income (loss) before provision for income taxes          (93,924)       (69,610)

Provision for income taxes (Note 5)                          800          3,074
                                                     ------------   ------------

     Net Loss                                        $   (94,724)   $   (72,684)
                                                     ============   ============

Net Loss  Per Common Share                           $    (0.007)   $    (0.006)
                                                     ============   ============

Weighted average shares outstanding                   12,576,698     12,566,698
                                                     ============   ============


The accompanying notes are an integral part of these financial statements.



                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Years Ended October 31, 1997 and 1996



                                                                                      Common Stock
                                                                                                                   Additional
                                                     Number                                   Paid-In             Accumulated
                                                    of shares               Amount            Capital                Deficit

Balance, October 31, 1995                          12,566,698           $   125,667        $ 23,297,402           (23,398,378)

     Net Loss                                               -                     -                   -               (72,684)
                                                  ------------          ------------       -------------         -------------

Balance, October 31, 1996                          12,566,698           $   125,667        $ 23,297,402          $(23,471,062)

     Purchase of Classic Golf Management, Inc.         29,500                   295              14,455                     -

     Purchase of assets of Classic Golf Shops,
        Hydro Turf and Golf 101                        20,500                   205              10,045                     -

     Purchase of assets of Worldwise Marketing
        and Graphics                                   60,000                   600              29,400                     -

     Net Loss                                               -                     -                   -               (94,724)
                                                  ------------          ------------       -------------         -------------

Balance, October 31, 1997                          12,676,698           $   126,767        $ 23,351,302          $(23,565,786)
                                                  ============          ============       =============         =============



The accompanying notes are an integral part of these financial statements.



                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years Ended October 31, 1997 and 1996

                                                                   1997           1996
                                                               ------------   ------------

Cash flows from operating activities:
  Net loss                                                     $   (94,724)   $   (72,684)
  Adjustments to reconcile net income to net cash
     provided by operating activities:
        Depreciation                                                17,532         21,520
        Gain on sale of property                                    14,193              -
        Increase (decrease) (net of effects of acquisitions -
            Note 9) in:
              Other assets                                           4,429         (2,279)
              Accounts payable and accrued expenses                 73,879         16,061
                                                               ------------   ------------

  Net cash provided (used) by operations                            15,309        (37,382)
                                                               ------------   ------------

Cash flows from investing activities:
  Collection of note receivable                                      7,000              -
  Proceeds from sale of properties                                   3,000              -
  Acquisition of Classic Golf Management, Inc.
     (net of Cash)                                                 (57,015)             -
  Asset acquisition of Classic Golf Shops,
     Hydroturf and Golf 101                                        (71,750)             -
  Property and equipment purchases                                 (28,832)       (49,222)
                                                               ------------   ------------

  Net cash used by investing activities                           (147,597)       (49,222)
                                                               ------------   ------------

Cash flows from financing activities:
  New borrowings on notes payable                                        -          7,871
  Principal payments on notes payable                               (3,667)        (4,143)
  Loans from shareholder, net                                      193,600         48,175
                                                               ------------   ------------

  Net cash provided by financing activities                        189,933          51,903
                                                               ------------   -------------

Net increase (decrease) in cash                                     57,645         (34,701)

Cash at beginning of year                                            2,318          37,019
                                                               ------------   -------------

Cash at end of year                                            $    59,963    $      2,318
                                                               ============   =============

Supplemental cash flow information:
  Cash paid for interest                                       $    64,127    $     79,046
  Cash paid for income taxes                                         6,356             689



See Note 8 - schedule of noncash investing and financing activities.


The accompanying notes are an integral part of these financial statements.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENT
                                October 31, 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING
POLICIES:

ORGANIZATION

Prior to 1995, CEC Properties, Inc., a Delaware corporation, formerly known as Ben-Wa International, Inc., ("Ben-Wa") had been inactive for several years. On November 1, 1994, Ben-Wa's largest shareholder and only preferred shareholder converted all outstanding preferred shares into common shares at a 1 for 2 ratio and on May 1, 1995 sold his controlling interest to Paul Balalis and the Balalis Corporation. The new controlling shareholders changed Ben-Wa's name to CEC Properties, Inc. (the Company).

The Company is in the business of acquiring, developing and managing golf courses. During the year ended October 31, 1997, the Company acquired two wholly-owned subsidiaries: Classic Golf Management, Inc. which owns a golf shop, a turf management company and a golf learning center; and Worldwise Marketing and Graphics, Inc., an advertising company.

CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, CEC Properties, Corp., a Nevada corporation, Classic Golf Management, Inc., a Georgia Corporation and Worldwise Marketing and Graphics, Inc., a California corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

CASH AND EQUIVALENTS

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents for the purpose of determining cash flows.

INVENTORY

Inventory consists of golf related equipment and apparel and is carried at the lower of cost (first-in, first-out) or market value.


See accompanying accountants' report.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED):

DEPRECIATION

Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Improvements are capitalized, and repairs and maintenance are charged to property operations as incurred.

AMORTIZATION

Goodwill, related to the September 1, 1997 and October 31, 1997 acquisitions by the Company, is amortizable on a straight-line basis.

COMPENSATED ABSENCES

The Company does not accrue compensated absences as management considers the amounts to be immaterial.

NOTE 2 - NOTE RECEIVABLE:

The note receivable dated October 1, 1995, original amount $16,500, bears interest at 9.0%. Interest is payable monthly with the unpaid principal due in full on October 1, 2000.

NOTE 3 - PROPERTY AND EQUIPMENT:

Investment properties consist of land, buildings and improvements. Machinery and Equipment includes office equipment, golf related equipment and automobiles. Cost and accumulated depreciation is as follows:

                                                    1997           1996
                                                ------------   ------------
Buildings and Improvements                      $  425,457     $   576,008
Land                                               364,000         488,000
Acquisition Costs                                   46,351          46,351
Machinery and Equipment                            116,831           2,871
                                               -----------     ------------
                                                   952,639       1,113,230
Accumulated Depreciation                           (36,018)        (26,004)
                                               ------------    ------------

Net Property and Equipment                     $   916,621     $  1,087,226
                                               ============    =============


See accompanying accountants' report.

                        CEC PROPERTIES, AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1997


NOTE 3 - PROPERTY AND EQUIPMENT (CONTINUED):

Acquisition costs are related to an option agreement for a 40-year lease with options awarded to the Company and partners by the County of Ventura, California to build an 18-hole golf course.
Construction is expected to begin in 1998.  See Note 11.

A development agreement has been awarded to the Company and partners by the City of Barstow, California to built an 18-hole golf course and a 400 space RV park on 216 acres that is to be deeded to the Company. Construction is expected to begin in 1998.

NOTE 4 - NOTES PAYABLE:

A summary of the notes payable at October 31, 1997 and 1996 follows:

                                                                       1997        1996
                                                                     -----------------------
First trust deed secured by 209 34th Street, Newport Beach;
interest at 7.54 percent, payable in monthly installments of
$2,620 through June 2021.                                            $ 404,887    $ 407,708

First trust deed secured by 208 33rd Street, Newport Beach;
interest at 7.33 percent, payable in monthly installments of
$1,875 through December 2024.                                          322,660      323,505

Second trust deed secured by 208 33rd Street, Newport Beach;
interest at 10 percent, payable interest only, due December 12,
1999.                                                                   39,000       39,000

First trust deed secured by 6373 Del Paso, San Diego; interest at 8.03 percent, payable in monthly installments of $2,019
through December 2024. The property was sold in March, 1997.                 -      276,913

Two bank notes payable, secured by automobiles.  The
notes were assumed through the Company's acquisitions
during the year.  Monthly payments of $475.48 and
$372.23, principal and interest, due March and July, 2000.              25,895            -





See accompanying accountants' report.



                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1997


NOTE 4 - NOTES PAYABLE (CONTINUED):
Capital lease obligation for computer equipment; payable
in 48 monthly installments of $362.73 beginning
November, 1997.                                                         16,780            -

Non-interest bearing amount payable to seller of acquired
company and acquired assets; payable in two installments
on the 13th and 25th month after acquisition. (See Note 9)              50,000            -
                                                                     -----------------------

                                                                       859,222    1,047,126
Less:  Current portion                                                  20,051        4,230
                                                                     -----------------------
Long-term Portion of Trust Deeds Payable                             $ 839,171   $1,042,896
                                                                     =======================

The scheduled annual principal maturities of notes payable are as follows:

                 Year Ended
                 October 31
                    1998                   $     20,051
                    1999                         66,905
                    2000                         58,038
                    2001                         10,404
                    2002                          6,882
                    Thereafter                  696,942
                                           -------------
                                           $    859,222

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

                                                      1997                1996
                                                    ---------          ---------
       California franchise tax                        800               1,220
       Delaware income tax                               -               1,854
                                                    ---------          ---------
                                                    $  800             $ 3,074
                                                    =========          =========



See accompanying accountants' report.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1997


NOTE 6 - RELATED PARTY TRANSACTIONS

During the year ended October 31, 1997, the Company's largest shareholders, Paul
L. Balalis and the Balalis Corporation advanced funds to the Company totalling $118,600. These advances were converted to notes payable on October 31, 1997. Interest accrues at rates from 8.0% to 10.0% until the notes are repaid. Total amounts owed to these shareholders are $204,375 and $85,775 at October 31, 1997 and 1996 respectively.

Certain other related parties advanced funds to the Company at September 30 and October 28, 1997 in the total amount of $75,000. The notes bear interest at 10%. $50,000 of these notes are due with accrued interest on March 31, 1998. The remaining $25,000 are due with accrued interest on April 30, 1998.

NOTE 7 - STOCKHOLDER'S EQUITY:

On October 30, 1997, the Company issued 155,000 stock options at $0.40 per share to key personnel, excluding the Chairman and Chief Financial Officer.

NOTE 8 - CASH FLOWS:

A summary of the Company's non-cash investing and financing activities are as follows:

       In October 1997, the Company entered into a capital lease obligation for computer equipment in the amount of $11,890. The asset is included in machinery and equipment and the related liability is included in notes payable.

       In connection with the September 1, 1997 and October 31, 1997 acquisitions referenced in Note 9, the Company issued notes payable and common stock as part of the purchase price of the acquisitions.

NOTE 9 - BUSINESS ACQUISITIONS:

CLASSIC GOLF MANAGEMENT, INC.

On October 31, 1997, the Company acquired 100% of the common stock of Classic Golf Management, Inc. The acquisition was recorded as a purchase and accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair value at the purchase date. The Company paid cash (net of cash acquired) of $57,015, issued a note payable in the amount of $29,500 and issued 29,500 shares of its common stock to the seller. The


See accompanying accountants' report.

                         CEC PROPERTIES AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1997


NOTE 9 - BUSINESS ACQUISITIONS (CONTINUED):

purchase contract contains certain revenue guarantees by the seller, whereby the Company will issue additional common stock to the seller of 14,750 shares on each the 13th month and 25th month anniversary date of the transaction. Conversely, if there is a revenue shortfall, the seller may be obligated to return shares issuable or issued. In addition, the purchase contract contains certain share price levels at 24th month anniversary date of the transaction. If the share price does not meet the specified price level, the Company will pay the seller the difference in cash. The price level is personally guaranteed by the Company's largest shareholder. On November 1, 1997, the Company entered into a five-year employment agreement with the seller, whereby the seller will oversee the operations of this subsidiary corporation.

As the acquisition was completed on the last day of the Company's fiscal year, no results of operations of the acquired company are included in the accompanying statements of income.


CLASSIC GOLF SHOPS, HYDROTURF AND GOLF 101

In conjunction with the above stock purchase, the Company's wholly owned subsidiary Classic Golf Management, Inc. purchased certain assets of Classic Golf Shops, Hydroturf and Golf 101. The acquisition was recorded as a purchase and accordingly, the purchase price was allocated to the assets acquired based on their estimated fair value at the purchase date. No liabilities were assumed. The Company paid cash of $71,750, issued a note payable in the amount of $20,500 and issued 20,500 shares of its common stock to the seller. The purchase contract contains certain revenue guarantees by the seller, whereby the Company will issue additional common stock to the seller of 10,250 shares on each the 13th month and 25th month anniversary date of the transaction. Conversely, if there is a revenue shortfall, the seller may be obligated to return shares issuable or issued. In addition, the purchase contract contains certain share price levels at 24th month anniversary date of the transaction. If the share price does not meet the specified price level, the Company will pay the seller the difference in cash. The price level is personally guaranteed by the Company's largest shareholder.

As the acquisition was completed on the last day of the Company's fiscal year, no results of operations of the acquired company are included in the accompanying statements of income.






See Accompanying accountants' report

                         CEC PROPERTIES AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1997


NOTE 9 - BUSINESS ACQUISITIONS (CONTINUED):

WORLDWISE MARKETING AND GRAPHICS

On or about September 1, 1997, the Company formed a wholly-subsidiary Worldwise Marketing and Graphics, Inc., which acquired the assets from two individuals doing business as Worldwise Marketing and Graphics. The acquisition was recorded as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the purchase date. The Company issued 60,000 shares of its common stock to the seller. The purchase contract contains certain revenue guarantees by the seller, whereby the Company will issue additional common stock to the sellers of 20,000 shares on each the 13th month and 25th month anniversary date of the transaction. Conversely, if there is a revenue shortfall, the sellers may be obligated to return shares issuable or issued. In connection with the asset purchase, the Company entered into two-year employment contracts with each of the two individual owners. As an incentive to these individuals, the employment contracts contain a provision allowing them to purchase options of the Company's common stock if certain income levels are exceeded.

Results of operations of the subsidiary have been included in the accompanying statement of income from the date of acquisition forward.

The following unaudited pro forma information has been prepared assuming Classic Golf Management, Inc., and the assets of Classic Golf Shops, Hydroturf, Golf 101 and Worldwise Marketing and Graphics had been acquired at the beginning of the earliest period presented. The pro forma consolidated results are presented for information purposes only and are not necessarily indicative of what would have occurred if the acquisition had been made as of that date. In addition, pro forma information does not purport to be indicative of the results that will be obtained in the future.

                                   Year Ended
                                   October 31,
                                                  (unaudited)
                                           1997                  1996

       Net Sales                     $  1,430,749          $  1,091,888
                                     =============         =============

       Net Loss                      $    (11,843)         $    (38,127)
                                     =============         =============

       Loss per share                $     (0.001)         $     (0.003)
                                     =============         =============



See accompanying accountants' report.

                         CEC PROPERTIES AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1997


NOTE 10 - SUBSEQUENT EVENTS:

The Company has entered into a sales contract to sell one of the two remaining investment properties. It is anticipated that the other property will be sold during the second quarter of 1998 and free management to concentrate on the Company's primary focus, the golf industry.

The Company has entered into a financial services and consulting agreement with a vendor who has in the past provided advice and counsel in the areas of finance, investment banking corporate restructuring and review of business plans. In consideration for services previously rendered and for future services, the Company has authorized the issuance of 312,500 shares of its common stock to the consulting firm. The agreement provides for the issuance of an additional 312,500 shares of the Company's common stock if certain financing arrangements are secured by the consulting firm on behalf of the Company.

On November 5, 1997, the Company issued a $50,000 note payable to an individual, monthly interest payments at 15%; principal and unpaid interest due in full on November 10, 1998. The note is collateralized by real properties owned and the majority shareholder has pledged 259,934 of his shares of the Company's common stock as security.

NOTE 11 - CONTINGENCIES:

The Environmental Defense Center and the California Native Plan Society filed suit in Superior Court on October 17, 1997 against the County of Ventura; Board of Supervisors of the County, CEC Golf and Camarillo Amphitheater Managing Partners the developer of the adjacent amphitheater. The case number is CIV 176507 and the court date is June 2, 1998. The Court has been petitioned to maintain the property is its natural state and to deny the project for technical reasons occurring during the filing and processing of the permits, studies and reports. The Company does not see any merit in the proceedings and believes it will be granted permission to proceed with the project.




See accompanying accountants' report.