Form 10-Q
period 1998-01-31
CEC PROPERTIES INC
filed 1998-03-17
CIK 74454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

For the quarterly period ended:                    January 31, 1998
--------------------------------------------------------------------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

[ ] For the transition period from                              to
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

                           Yes          No    X
                          ---------    ---------

                    Applicable only for corporation issuer's

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,676,724 shares of common stock as of 1/31/98.

                                 CEC PROPERTIES
                            (A DELAWARE CORPORATION)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF OPERATIONS
-------------------------------------------------------------------------------

CEC Properties, Inc. (CEC) is in the business of acquiring, building and managing golf courses. CEC continues to review Golf and Sports Entertainment related businesses for acquisition candidates that fit the profile required to fulfill its standards for profitability and synergism. Classic Golf Management recently signed a 50-year ground lease and construction agreement with Cherokee Country, Georgia to build and operate a new 18-hole golf course with a driving range and teaching center. In addition, Classic Golf Management will receive a management fee on a construction only contract for a new 9-hole golf course.


OPERATIONS
-------------------------------------------------------------------------------

Classic Golf manages The City Club at Marietta and Sugar Creek, in De Kalb County. The uncharacteristic large amount of rain in the Atlanta area adversely affected Classic Golf Management's income for the quarter. Classic was able to offset some of the shortfall by buying and reselling golf course maintenance equipment at a significant profit.

CEC was not profitable during this quarter but expects to be profitable the next quarter. The company continues to rent properties and collect rents, and manage golf courses.


CAPITAL AND LIQUIDITY
-------------------------------------------------------------------------------

CEC detailed in the latest 10K filed with the SEC, that they have entered into a service agreement with PJM Trading Company of New Jersey to provide financial, management and consulting service for a period of five years. Part of the agreement requires PJM raise $1 to $2 million in equity in the form of preferred stock during the second quarter.

Management will use the equity to strengthen its financial position in order to continue acquiring other companies.

                              CEC PROPERTIES, INC.
                            (a Delaware Corporation)

                           CONSOLIDATED BALANCE SHEET
                                    Unaudited


                                               As of                 As of
                                         January 31, 1998      January 31, 1997
                                            Unaudited             Unaudited
                                         ---------------       ---------------
TOTAL ASSETS
------------

Investment - Real Estate (net)           $      835,808        $    1,078,975
Cash in the Bank                                 33,968                 3,513
Other                                           318,353                24,746
                                         ---------------       ---------------
           TOTAL ASSETS                  $    1,188,129        $    1,107,234
                                         ===============       ===============


                             LIABILITIES AND CAPITAL

LIABILITIES

Trust Deeds Payable                      $      766,548        $    1,043,284
Due to Stockholders                             105,375               112,975
Other                                           345,690                24,327
                                         ---------------       ---------------
           TOTAL LIABILITIES             $    1,217,613        $    1,180,586
                                         ---------------       ---------------

CAPITAL & EQUITY

Common Stock                             $      126,767        $      125,667
Additional Paid In Capital                   23,351,302            23,297,402
Accumulated Deficit                         (23,485,859)          (23,496,421)
Current Loss                                    (21,694)              (25,357)
                                         ---------------       ---------------
           NET STOCKHOLDER EQUITY               (29,484)              (73,352)
                                         ---------------       ---------------
           TOTAL LIABILITIES & CAPITAL   $    1,188,129        $    1,107,234
                                         ===============       ===============




        THE ACCOMPANYING NOTES ARE INTEGRAL TO THESE FINANCIAL STATEMENTS

                              CEC PROPERTIES, INC.
                   CONSOLIDATED STATEMENT OF INCOME & EXPENSES
                   -------------------------------------------
                         THREE MONTHS ENDED JANUARY 31,



                                                 1997          1998
                                              ----------    ----------

INCOME
------

    INCOME                                    $  17,736     $ 409,664


EXPENSES
--------

    INTEREST                                  $  19,956        13,981
    OTHER EXPENSES                               17,757       413,722
    DEPRECIATION                                  5,380         3,655
                                              ----------    ----------
        TOTAL EXPENSES                        $  43,093     $ 431,358
                                              ----------    ----------
        NET PROFIT or LOSS                    $ (25,357)    $ (21,694)
                                              ==========    ==========

        NET INCOME PER COMMON SHARE              <0.002>      <0.0017>
                                              ==========    ==========

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                      ------------------------------------


                                                         1997          1998
                                                      ----------    ----------
FUNDS WERE PROVIDED BY:
        Operations                                    $   8,349     $   4,831
        Non Current                                         388         6,249
        Loans from Shareholder                           27,200       (10,000)
                                                      ----------    ----------
               Total Funds Provided                   $  35,937     $   1,080

FUNDS WERE USED FOR:
        Net Loss from Operation                         (25,357)      (21,694)
        Accrued Expense                                  (9,384)      (11,081)
        Real Estate Investments                               0             0
                                                      ----------    ----------
               Total Funds Used                       $ (34,742)    $ (32,775)

        Increase (Decrease) in Cash                   $   1,195     $ (31,695)
                                                      ==========    ==========

        Beginning Cash                                    2,318        65,663
        Changes in Cash                                   1,195       (31,695)
        Ending Cash                                   $   3,513     $  33,968
                                                      ==========    ==========




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

NOTE 1 - INVESTMENT PROPERTIES
------------------------------

At the end of the year the company had two smaller real estate rental properties. Both properties will be sold in the second quarter. The company has acquired the lease rights to two golf course properties and is in the process of acquiring the rights to an additional golf course .

                              CEC PROPERTIES, INC.
                            (A DELAWARE CORPORATION)

                              INDEX TO FORM 10-QSB

                                JANUARY 31, 1998



Part I  -  Financial Information

Item 1 - Financial Statements

     Consolidated Balance Sheets
     Consolidated Income Statements
     Consolidated Statements of Cash Flow
     Notes to Consolidated Financial Statements

Item 2 - Management's Discussion and Analysis of Operations


See attached exhibit