Form 10QSB/A
period 1998-01-31
CEC PROPERTIES INC
filed 1998-06-15
CIK 74454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 AMENDMENT NO. 1
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

For the quarterly period ended:                      January 31, 1998
----------------------------------------------------------------------------

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

                           Yes   X       No
                         ---------     ---------



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

12,676,724 shares of common stock as of 1/31/98

                                 CEC PROPERTIES
                            (A DELAWARE CORPORATION)

Part I  -  Financial Information

The condensed consolidated financial statements included herein have been prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations. However, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest Annual Report on Form 10-KSB.

In the opinion of the Registrant, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Registrant as of January 31,1998, and the results of its operations and changes in its cash flows for the three months ended January 31, 1998 and 1997, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

--------------------------------------------------------------------------------



                              CEC PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                Jan 31, 1998    Oct 31,1997
                                                                ------------    -----------
                                                                 Unaudited        Audited

ASSETS
Investment - Real Estate  (net)                                $    798,302    $    801,957
Cash in the Bank                                                     31,768          59,963
Other                                                               352,940         322,689
                                                               -------------   -------------

                  TOTAL ASSETS                                 $  1,183,010    $  1,214,609
                                                               =============   =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Trust Deeds Payable                                            $    766,548    $    766,548
Due to Stockholders                                                 269,375         279,375
Other                                                               255,324         256,403
                                                               -------------   -------------

                  TOTAL LIABILITIES                            $  1,291,247    $  1,302,326
                                                               -------------   -------------

STOCKHOLDER'S  DEFICIT

Common Stock   $.01 Par Value, Shares Authorized;
               12,676,724 and 12,676,698 outstanding
               at Jan 31, 1998 and Oct 31, 1997,
               respectively                                    $    126,767    $    126,767
Additional Paid In Capital                                     $ 23,351,302    $ 23,351,302
Accumulated Deficit                                            $(23,565,788)   $(23,471,062)
Current Loss                                                        (20,518)   $    (94,724)
                                                               -------------   -------------

                  TOTAL STOCKHOLDER'S DEFICIT                      (108,237)        (87,717)

                  TOTAL LIABILITIES &
                  STOCKHOLDER'S DEFICIT                        $  1,183,010    $  1,214,609
                                                               =============   =============




See Notes to the Consolidated Financial Statements:

                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended Jan. 31
                                                     --------------------------
                                                         1998            1997

REVENUE
-------

CONTINUING OPERATIONS:
                  REVENUE                          $    348,814    $     17,736



                  OPERATING EXPENSES                    413,722          17,758
                  INTEREST                                    0          19,956
                  DEPRECIATION                                0           5,380
                                                   -------------   -------------
                  TOTAL EXPENSES                   $    413,722    $     43,094
                                                   -------------   -------------

         LOSS FROM CONTINUING
         OPERATIONS                                $    (64,908)   $    (25,357)
                                                   =============   =============

DISCONTINUED OPERATIONS:

                  INCOME                                 60,850               0

                  EXPENSE

                  INTEREST                               12,805               0
                  DEPRECIATION                            3,655               0
                                                   -------------   -------------
                                                         16,460               0
         INCOME FROM
         DISCONTINUED OPERATIONS                         44,390               0
                                                   -------------   -------------
NET LOSS                                           $    (20,518)   $    (25,357)
                                                   =============   =============
Net Loss From Continuing
Operations Per Common Share                              (0.005)         (0.002)
                                                   =============   =============
Net Income From Discontinued
Operations Per Common Share                              0.0035               0
                                                   =============   =============

Weighted Average Shares Outstanding                  12,676,724      12,676,698

See Notes to the Consolidated Financial Statements


                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                         Three Months Ended Jan. 31
                                                                         --------------------------
                                                                              1998         1997

Cash Flow From Operating Activities:
         Net Loss                                                           $(20,518)   $(25,357)

         Adjustment to reconcile net income
         to net cash provided by operating activities
                  Depreciation                                                 3,655       5,380
                  Increase from other Assets                                    (251)      3,356
                  Decrease in Other Liabilities                               (1,081)     (9,384)
                                                                            ---------   ---------
         Net Cash Used by Operations                                         (18,195)       (648)

Cash Flows from Investing Activities                                               0           0
                                                                            ---------   ---------

Cash Flows from Financing Activities
         Stockholder Loan Advance (Repayment)                                (10,000)     27,200
                                                                            ---------   ---------

Net Cash Provided (Used) in Financing Activities                             (10,000)     27,200
                                                                            ---------   ---------

Net Increase (Decrease) in Cash                                              (28,195)      1,195

Cash at Beginning of Period                                                   59,963       2,318
                                                                            ---------   ---------

Cash at end of Period                                                       $ 31,768    $  3,513
                                                                            =========   =========



See Notes to Consolidated Financial Statements:
--------------------------------------------------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1)      Summary of Significant Accounting Policies

The financial statements are reported on a consolidated basis with the Company's wholly owned subsidiary CEC Properties, Corp and Classic Golf Management. All material intercompany transactions have been eliminated.

The Company reports on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

All adjustments made to the financial statements are of a normal recurring nature necessary to present fairly the financial condition of the Company.

(2)      Investment Properties

The Company adopted a plan to sell its two remaining rental properties in order to focus on its golf management operations. As such, the revenues and expense from rental operations are disclosed as discontinued operations in the income statement ended January 31, 1998. Both properties were sold during the Company's second fiscal quarter.

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

          The Company was substantially reorganized in 1995. The Company manages, constructs and maintains golf courses and golf driving ranges through its wholly owned subsidiary, Classic Golf Management. It currently has two management contracts: (A) an operating contract for the City Club golf course in Marietta, Georgia, which pays the Company $50,000 per year plus a performance bonus of two percent (2%) of revenues. Additionally, the Company owns the pro shop, and the teaching center, and (B) At Sugar Creek in DeKalb County, Georgia, the Company pays a fee to the county which is a percentage of the green fees which is similar to a triple net lease. The Company is responsible for the snack bar, carts, driving range, tennis and employees, with the Company retaining the revenues from those operations. The Company's employees are obtained from a third party who, effectively, leases the Company its employees. The Company also has a contract for the maintenance of the Heritage Hills driving range, which pays the Company approximately $2,000 per month. The Company is focusing its efforts on bidding and obtaining new management contracts and acquisition of management companies.

         The Company entered into negotiations in 1996 to purchase Blue T, a golf course construction and management company. In early 1997 the negotiations were terminated. Paul Balalis, the chief executive officer and principal stockholder of the Company personally guaranteed a loan to Blue T for a third party that went into default. The Company had loaned Blue T funds for an option to develop the Camarillo golf course. When Blue Tee could not repay the loan, the Company acquired the option for Camarillo, together with a former Blue T employee, who owns 20% of the option.

         The Company presently retains 80% of the rights to Camarillo Creek in Ventura County, California and 100% to the Hickory Stick golf course to be built in Atlanta, Georgia. The Camarillo Creek course was designed by Charles Howard, a golf course designer from Austin, Texas. As stipulated in his agreement Mr. Howard did the complete design of the grading, irrigation and finishing and will oversee the awarding of the construction contract. Milton Abell, president of the Company's subsidiary, Classic Golf Management, designed the Hickory Stick Project and will be supervising the construction and the awarding of any contract. The Environmental Impact Report and Specific Plan for Camarillo Creek was approved by the Ventura County Board of Supervisors in October, 1997. An environmental group's litigation against the Company, Ventura County and CAMP (a partnership which intends to build a 16,000-seat amphitheater adjacent to the golf course) has delayed this project. The result of this suit will determine when the Army Corps of Engineers issues the final wetlands permit, which will allow construction to proceed.

         In October, 1997 the Company completed its acquisition of Classic Golf Management and purchased the assets of Classic Golf Shops. Prior to November 1997 the Company's primary income was from rental properties. The Company divested itself of all of those properties by April 1, 1998 in order to focus on its golf management business.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 1998 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1997
--------------------------------------------------------------------------------
         The majority of the increase in revenues for the first quarter from $21,000 in 1997 to $409,664 in 1998, was generated from revenues related to the acquisition of Classic Golf Management. The unusual severity of the weather in the Atlanta, Georgia area impacted and reduced the expected revenues from Classic Golf Management.

         The expenses were $430,182 in the first quarter of 1998, up from $43,094 in 1997. Most of the increase was attributable to the recently acquired operations of Classic Golf Management. Operating expenses were $25,000 in 1997 and $299,000 in 1998. General and administrative expenses of $12,000 in 1997 were 66% of revenue and 27% of total expenses and in 1998 expenses of $129,000 were 31% of revenue and 30% of total expense.

         The resulting loss was reduced from ($25,357) in 1997 to ($20,518) in 1998.


CAPITAL AND LIQUIDITY RESOURCES
--------------------------------------------------------------------------------

         Historically the Company has been undercapitalized. The Company has financed itself from the cash flow of operations, the sales of one of its properties and loans from the principal stockholder. The Company anticipates, based on current plans and assumptions relating to its operations, that the proceeds of the privately raised capital, together with the Company's existing business and cash generated from operations, should be sufficient to satisfy the Company's contemplated cash requirements for at least 18 months. There can be no assurance, however, that the Company will not require additional cash during or after such 18-month period.

         An anticipated positive cash flow from Classic Golf Management of approximately $200,000 in 1998 should eliminate the need to further borrow from the principal stockholder. The long-term debt of $767,000 incurred from the two rental properties was eliminated by their sale in the second fiscal quarter of 1998.

         The Company estimates that it will incur additional capital expenditures of approximately $9,500,000 during the next fifteen months in connection with the acquisition and construction of golf courses. $8,000,000 is to be provided by construction loans from third party lenders, of which none have yet been obtained. In connection with the raising of this needed capital the Company entered into a financial consulting agreement with Equisource, Inc. formerly known as PJM Trading Company to provide financial, management and consulting services to the Company for a period of five years. Pursuant to that agreement the Company will issue 625,000 shares of its common stock as payment for the services to be rendered.

SEASONALITY
--------------------------------------------------------------------------------

 The golf industry is seasonal in nature because of weather. This is the reason the Company has thus far concentrated on those parts of the country that do not experience a severe winter. The continuation of play through the winter months allows for continuity in financial performance. Unfortunately, the "el nino" storms produced unusual weather conditions in 1997 and 1998 in the Atlanta, Georgia area which resulted in estimated lost revenue of approximately $70,000.


FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its business, and there will be no material adverse change in the Company's operations or business. The foregoing assumptions are based on judgments with respect to, among other things, information available to the Company, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of other risks presented by the Company's business and operations which could cause the Company's financial performance to vary markedly from prior results or results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company's results of operations. In light of significant uncertainties inherent in forward-looking information included in this quarterly Report on Form 10QSB, the inclusion of such information should not be regarded as a representation by the Company or any person that the Company's objectives or plans will be achieved.

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.



                                                CEC Properties, Inc.

                                                By: /s/ Paul Balalis
                                                    --------------------
                                                    Paul Balalis
                                                    President


                                                By: /s/ Don Norbury
                                                    --------------------
                                                    Don Norbury
                                                    Chief Financial Officer