Form 10QSB
period 1998-04-30
CEC PROPERTIES INC
filed 1998-06-15
CIK 74454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

For the quarterly period ended:                      April 30, 1998
----------------------------------------------------------------------------

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,989,226 shares of common stock as of 5/31/98

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

In the opinion of the Registrant, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Registrant as of April 30,1998, and the results of its operations and changes in its cash flows for the three and six months periods ended April 30, 1998 and 1997, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

--------------------------------------------------------------------------------



                              CEC PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                   Apr 30, 1998    Oct 31,1997
                                                                   ------------    -----------
                                                                     Unaudited       Audited

                                     ASSETS
                                     ------

Investment - Real Estate  (net)                                    $     46,351    $    801,957
Cash in the Bank                                                         21,336          59,963
Other                                                                   455,842         352,689
                                                                   -------------   -------------

                  TOTAL ASSETS                                     $    523,529    $  1,214,609
                                                                   =============   =============


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

LIABILITIES

Trust Deeds Payable                                                $          0    $    766,548
Due to Stockholders                                                     275,810         279,375
Other                                                                   194,938         256,403
                                                                   -------------   -------------

                  TOTAL LIABILITIES                                $    470,748    $  1,302,326
                                                                   -------------   -------------

                         STOCKHOLDERS' EQUITY (DEFICIT)
                         ------------------------------

Common Stock          $ .01 Par Value, Shares Authorized;
                      12,989,226 and 12,676,698 outstanding
                      at Apr 30, 1998 and Oct 31, 1997,
                      respectively                                 $    129,892    $    126,767
Additional Paid In Capital                                         $ 23,504,427    $ 23,351,302
Accumulated Deficit                                                $(23,565,788)   $(23,471,062)
Current Loss                                                            (15,750)   $    (94,724)
                                                                   -------------   -------------

                  TOTAL STOCKHOLDERS' EQUITY(DEFICIT)                    52,781         (87,717)
                                                                   -------------   -------------

                  TOTAL LIABILITIES &
                  STOCKHOLDERS' EQUITY ( DEFICIT)                  $    523,529    $  1,214,609
                                                                   =============   =============




See Notes to the Consolidated Financial Statements:


                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                       Three Months Ended Apr 30
                                                       -------------------------
                                                          1998            1997
REVENUE

CONTINUING OPERATIONS:
                  REVENUE                            $    282,691    $          0


                  OPERATING EXPENSES                      339,563               0
                  INTEREST                                      0               0
                  DEPRECIATION                                  0               0
                                                     -------------   -------------
                  TOTAL EXPENSES                     $    339,563    $          0
                                                     -------------   -------------

         LOSS FROM CONTINUING
         OPERATIONS                                  $    (56,872)   $          0

DISCONTINUED OPERATIONS:

                  INCOME                                    8,039          30,377
                  GAIN ON SALE OF ASSETS                   95,473          14,193
                                                     -------------   -------------
                                                          103,512          44,570

                  OPERATING EXPENSE                             0          14,096
                  INTEREST                                 39,383          13,581
                  DEPRECIATION                              2,489           3,732
                                                     -------------   -------------
                                                           41,872          31,409

         INCOME (LOSS) FROM
         DISCONTINUED OPERATIONS                           61,640          13,161
                                                     =============   =============

NET INCOME (LOSS)                                    $      4,768    $     13,161
                                                     =============   =============

Net Income (Loss) From Continuing
Operations Per Common Share                               (0.0044)              0
                                                     =============   =============

Net Income From Discontinued
Operations Per Common Share                                0.0047          0.0010
                                                     =============   =============

Weighted Average Shares Outstanding                    12,989,226      12,676,698


See Notes to the Consolidated Financial Statements

                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)


                                              Six Months Ended Apr 30
                                              -----------------------
                                                1998            1997

REVENUE

CONTINUING OPERATIONS:
                  REVENUE                  $    631,505    $          0



                  OPERATING EXPENSES            753,285               0
                  INTEREST                            0               0
                  DEPRECIATION                        0               0
                                           -------------   -------------
                  TOTAL EXPENSES           $    753,285    $          0
                                           -------------   -------------

         LOSS FROM CONTINUING
         OPERATIONS                        $   (121,780)   $          0
                                           =============   =============

DISCONTINUED OPERATIONS:

                  INCOME                         68,889          48,112
                  GAIN ON SALE OF ASSETS         95,473          14,193
                                           -------------   -------------
                                                164,362          62,305

                  OPERATING EXPENSE                   0          33,282
                  INTEREST                       52,188          32,108
                  DEPRECIATION                    6,144           9,112
                                           -------------   -------------
                                                 58,332          74,502

         INCOME (LOSS) FROM
         DISCONTINUED OPERATIONS                106,030         (12,197)
                                           -------------   -------------

NET LOSS                                   $    (15,750)   $    (12,197)
                                           =============   =============
Net Loss From Continuing
Operations Per Common Share                     (0.0094)              0
                                           =============   =============

Net Income From Discontinued
Operations Per Common Share                      0.0082         (0.0009)
                                           =============   =============

Weighted Average Shares Outstanding          12,989,226      12,676,698


See Notes to the Consolidated Financial Statements


                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                             Six Months Ended Apr 30
                                                             -----------------------
                                                                 1998         1997
Cash Flow From Operating Activities:
         Net Loss                                            $ (15,750)   $ (12,197)

         Adjustment to reconcile net income
         to net cash provided by operating activities
                  Depreciation                                   6,144        9,112
                  Gain on Sale of Assets                       (95,473)     (14,193)
                  (Increase) Decrease in other Assets          (17,981)      11,495
                  Increase (Decrease) in Other Liabilities       9,611       (6,494)
                                                             ----------   ----------
         Net Cash Used by Operations                          (113,449)     (12,277)

Cash Flows from Investing Activities                                 0            0
                  Proceeds from Sale of
                  Rental Property                              844,935      280,473
                                                             ----------   ----------
Net Cash Provided by Investing Activities                      844,935      280,473
                                                             ----------   ----------

Cash Flows from Financing Activities
         Stockholder Loan Advance (Repayment)                   (3,565)      19,600
         Long-term Debt Reduction                             (766,548)    (278,256)
                                                             ----------   ----------
Net Cash Provided (Used) in Financing Activities              (770,113)    (258,656)
                                                             ----------   ----------

Net Increase (Decrease) in Cash                                (38,627)       9,540

Cash at Beginning of Period                                     59,963        2,318
                                                             ----------   ----------

Cash at end of Period                                        $  21,336    $  11,858
                                                             ==========   ==========


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

(2)       Discontinued Operations: Investment Properties

The Company adopted a plan to sell its two remaining rental properties in order to focus on its golf management operations. As such, the revenue and expense from the rental operations are disclosed as discontinued operations in the income statement for quarters ended April 30, 1998 and January 31, 1998. Both properties were sold during the Company's second quarter for net gains of $59,898 and $37,575. The related trust deeds payable were paid full as a result of these transactions.

For comparability, the presentation of the prior year periods has been changed to conform with the presentation in the current year.

(3)               Statement of Cash Flows

The Company considers only cash in the bank to be cash or cash equivalents for purposes of the statement of cash flows.

Non cash investing and financing activities:

During the quarter ended April 30, 1998, the Company's Board of Directors authorized and issued 312,500 shares of its common stock to Equisource. Inc. (formerly PJM Trading Company) as payment for financial consulting fees of approximately $156,000. Of these fees, approximately $71,000 was accrued expenses for the services rendered at October 31, 1997. The remaining $85,000 of fees are consulting with respect to the private placement of the Company's securities in May, 1998. These fees will be deducted from the proceeds of the private placement, which was finalized in May, 1998, during the Company's third fiscal quarter.

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

          The Company was substantially reorganized in 1995. The Company manages, constructs and maintains golf courses and golf driving ranges through its wholly owned subsidiary, Classic Golf Management. It currently has two management contracts: (A) an operating contract for the City Club golf course in Marietta, Georgia, which pays the Company $50,000 per year plus a performance bonus of two percent (2%) of revenues. Additionally, the Company owns the pro shop, and the teaching center, and (B) At Sugar Creek in DeKalb County, Georgia, the Company pays a fee to the county which is a percentage of the green fees which is similar to a triple net lease. The Company is responsible for the snack bar, carts, driving range, tennis and employees, with the Company retaining the revenues from those operations. The Company's employees are obtained from a third party who, effectively, leases the Company its employees. The Company also has a contract for the maintenance of the Heritage Hills driving range, which pays the Company approximately $2,000 per month. The Company is focusing its efforts on bidding and obtaining new management contracts and acquisition of additional management companies.

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

RESULTS OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 1998 COMPARED TO THREE MONTHS ENDED APRIL 30, 1997
--------------------------------------------------------------------------------
         The majority of the increase in total revenues for the second quarter from $44,570 in 1997 to $386,203 in 1998, was generated from revenues related to the acquisition of Classic Golf Management and the sale of two rental properties. The unusual severity of the weather in the Atlanta, Georgia area impacted and reduced the expected revenues from Classic Golf Management.

         The Company's expenses were $381,435 in the second quarter of 1998, up from $31,409 in 1997. Most of the increase was attributable to the recently acquired operations of Classic Golf Management. Operating expenses were $14,096 in 1997 and $339,563 in 1998. General and administrative expenses of $10,987 in 1997 were 25% of revenue and 35% of total expenses and in 1998 expenses of $41,872 were 11% of revenue and 11% of total expense.

         The resulting net profit for the three-month period was down from $13,161 in 1997 to $4,768 in 1998.



RESULTS OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 1998 COMPARED TO SIX MONTHS ENDED APRIL 30, 1997
--------------------------------------------------------------------------------
         The primary increase in revenues, for the first six months of 1998 from the first six months in 1997, was generated from the acquisition of Classic Golf Management and the sale of two rental properties. The revenues in 1998 were $795,867 and $62,305 in 1997. The revenues in 1998 were lower than expected by approximately $90,000 because of the severe weather in the Atlanta, Ga. area caused by "El Nino".

         The Company's expenses for the first six months of 1998 were $811,617, up from $74,502 in 1997. Most of this increase was attributed to the acquisition of Classic Golf Management.

         The resulting loss in 1998 increased $3,553 to ($15,750) from ($12,197) in 1997.

CAPITAL AND LIQUIDITY RESOURCES
--------------------------------------------------------------------------------

         Historically the Company has been undercapitalized. The Company has financed itself from the cash flow of operations, the sales of two of its properties and loans from the principal stockholder. The Company anticipates, based on current plans and assumptions relating to its operations, that the proceeds of the privately raised capital, together with the Company's existing business and cash generated from operations, should be sufficient to satisfy the Company's contemplated cash requirements for at least 18 months. There can be no assurance, however, that the Company will not require additional cash during or after such 18-month period.

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

SEASONALITY
--------------------------------------------------------------------------------

 The golf industry is seasonal in nature because of weather. This is the reason the Company has thus far concentrated on those parts of the country that do not experience a severe winter. The continuation of play through the winter months allows for continuity in financial performance. Unfortunately, the "El Nino" storms produced unusual weather conditions in 1997 and 1998 in the Atlanta, Georgia area, which resulted in, estimated lost net income of approximately $70,000.


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

                           PART II - OTHER INFORMATION

Item 2.           Changes in Securities and Use of Proceeds.
-------           ------------------------------------------

                  (a) On or about May 30, 1998, the Company sold 502,500 units. Each unit consisted of two shares of Convertible Preferred Stock, $.90 par value and One Five Year Warrant to Purchase One Share of Common Stock.

                  (b)      The units were sold to 12 Accredited Investors.

                  (c) The units were sold for $2 per unit. The aggregate offering price received was $1,005,000. Commissions of $80,400 were paid in connection with the sale.

                  (d) The securities sold were exempt under Section 4(2) of the Securities Act in that they were sold to 12 Accredited Investors each of whom represented they were purchasing for their own account, for investment only and not with a view toward the resale or distribution thereof.

                  (e) The units sold consisted of the following convertible securities:


PREFERRED STOCK. Each share of Preferred Stock sold receives a five percent (5%) dividend, is entitled to one-half vote with the Common Stock on any matters submitted to the stockholders generally; is redeemable after the third anniversary of its issuance at one dollar per share plus any accrued and unpaid dividends, has a liquidation preference of one dollar per share; is convertible at the option of the holder of such shares into Common Stock on the basis of each share of Preferred Stock shall be convertible into that number of shares of Common Stock as shall equal an amount equal to $1.00 divided by 75% of the average bid price for the Common Stock in the public market in which it trades for the three (3) days prior to the date of conversion (but in no event less than 0.625 per share of Common Stock) (the "Conversion Price"), subject to certain adjustments. No more than 400,000 shares of Preferred Stock (i.e. one dollar per Preferred Share) may be converted in any one-week period (on a first come, first served basis). In the event the underlying Common Stock has not been registered with the SEC by December 30, 1998, then the Company will issue an additional ten percent (10%) of shares of Common Stock to each then holder of the Preferred Stock, or if previously converted, to the holder of the underlying Common Stock.

WARRANTS. Each Warrant entitles the registered holder to purchase from the Company one Common Share of the Company at $3.125 per share for a period of five years from May 30, 1998.

The exercise price and the number of Common Shares or other securities purchasable upon exercise of any Warrants and the number of Warrants are subject to adjustment upon the occurrence of certain events, including the issuance of Common Stock for a consideration of less than the Market Price (as defined in the Warrant Agreement) of the shares of Common Stock or as a dividend to the holders of all outstanding Common Stock; or subdivide, combine, the Common Stock. No adjustment in the exercise price will be required to be made with respect to the Warrants until cumulative adjustments amount to $0.01 or more; however, any such adjustment not required to be made will be carried forward and taken into account in any subsequent adjustment.

In the event of any reclassification, capital reorganization, or other similar change of outstanding Common Stock, any consolidation or merger involving the Company (other than a consolidation or merger which does not result in any reclassification, capital reorganization or other similar change in the outstanding Common Stock), or a sale or conveyance to another corporation of the property of the Company, as or substantially as, an entirety, each Warrant will thereupon become exercisable only for the kind and number of shares of stock or other securities, assets, or cash to which a holder of the number of shares Common Stock purchasable (at the time of such reclassification, reorganization, consolidation, merger or sale) upon exercise of such Warrant would have been entitled upon such reclassification, reorganization, consolidation, merger or sale. In the case of a cash merger of the Company into another corporation or any other cash transaction of the type mentioned above, the effect of these provisions would be in that the holder of a Warrant would thereafter be limited to exercising such Warrant at the exercise price in effect at such time for the amount of cash per share that a Warrant holder would have received had such holder exercised such Warrant and received Common Stock immediately prior to the effective date of such cash merger or transaction. Depending upon the terms of such cash merger or transaction, the aggregate amount of cash so received could be more or less than the exercise price of the Warrant.

The Warrant Agreement contains provisions permitting the Company without the consent of any Warrant holder to supplement the Warrant Agreement in order to cure any ambiguity, to correct any provision contained therein which may be defective or inconsistent with any other provisions therein, or to make any other provisions which the Company may deem necessary or desirable and which does not adversely affect the interests of the Warrant holders.

REGISTRATION RIGHTS. The shares of Common Stock into which the Preferred Stock and Warrants will be convertible or exercisable have certain registration rights under the Securities Act. The Company has agreed to promptly take steps to register the Common Stock into which the Preferred Stock offered hereby is convertible and the Warrant Shares are exercisable. All such shares of Common Stock will be included in the registration at no cost, except standard broker commissions or discounts. In the event said registration is not effective within six (6) months of the date hereof then the Company will issue to each then holder of the Preferred Stock, or if previously converted, to the holder of the underlying Common Stock acquired hereby an additional ten percent of shares of Common Stock.

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.







                                           CEC Properties, Inc.

                                           By: /s/ Paul Balalis
                                              -----------------------
                                               Paul Balalis
                                               President


                                           By: /s/ Don Norbury
                                              -----------------------
                                               Don Norbury
                                               Chief Financial Officer