Form 10KSB/A
period 1997-10-31
CEC PROPERTIES INC
filed 1998-07-28
CIK 74454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 AMENDMENT NO. 1
                                   FORM 10-KSB

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

                     Yes   X                  No
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

GENERAL

CEC was substantially reorganized in 1995. CEC manages, constructs and maintains golf courses and golf driving ranges through its wholly owned subsidiary, Classic Golf Management. It currently has two management contracts: (A) an operating contract for the City Club golf course in Marietta, Georgia, at $50,000 per year plus a performance bonus of two percent (2%) of revenues. Additionally, CEC owns the pro shop, and the teaching center, and (B) At Sugar Creek in DeKalb County, Georgia, CEC pays a fee to the county which is substantially all of the green fees which is similar to a triple net lease. CEC receives substantially all of the revenue from the carts, pro shop, driving range and lessons and pays substantially all expenses associated with those operations. CEC also has a contract for the maintenance of the Heritage Hills driving range, which pays CEC approximately $2,000 per month. CEC is focusing its efforts on bidding and obtaining new management contracts and acquisition of management companies.

CEC entered into negotiations in 1996 to purchase Blue T, a golf course construction and management company. In early 1997 the negotiations were terminated. Paul Balalis, the chief executive officer and principal stockholder of the Company (see "Item 9") personally guaranteed a loan to Blue T for a third party that was defaulted by Blue T. CEC had loaned Blue T funds for an option to develop the Camarillo golf course. When Blue T could not repay the loan, CEC acquired the option for Camarillo, together with a former Blue T employee, who owns 20% of the option and who is entitled to 20% of the net profits of the golf course.

CEC presently retains 80% of the rights to Camarillo Creek in Ventura County, California and 100% to the Hickory Stick golf course to be built in Atlanta, Georgia. The Camarillo Creek course was designed by Charles Howard, a golf course designer from Austin, Texas. As stipulated in his agreement Mr. Howard did the complete design of the grading, irrigation and finishing and will oversee the awarding of the construction contract. Milton Abell, president of CEC's subsidiary, Classic Golf Management, designed the Hickory Stick Project and will be supervising the construction and the awarding of any contract. The Environmental Impact Report and Specific Plan for Camarillo Creek was approved by the Ventura County Board of Supervisors in October, 1997. An environmental group's litigation against CEC, Ventura County and CAMP (a partnership which intends to build a 16,000-seat amphitheater adjacent to the golf course) has delayed this project. The result of this suit will determine when the Army Corps of Engineers issues the final wetlands permit, which will allow construction to proceed.

In October, 1997, CEC acquired Classic Golf Management and purchased the assets of Classic Golf Shops. Prior to October 1997 CEC's primary income was from rental properties. Management decided to sell its two remaining investment properties in order to focus on its golf operations. As such, the revenues and expense from investment operations are disclosed as income from discontinued operations in the income statement ended January 31, 1998. Both properties were sold during CEC's second fiscal quarter.

CAPITAL AND LIQUIDITY

Historically CEC has been undercapitalized. CEC has financed itself from the cash flow of operations, the sales of one of its properties and loans from the principal stockholder. CEC anticipates, based on current plans and assumptions relating to its operations, that the proceeds of a private placement that concluded in May 1998, together with cash generated from CEC's existing operations, should be sufficient to meet CEC's contemplated cash requirements for its current business operations for at least 18 months after raising of additional capital via a private placement. There can be no assurance, however, that CEC will not require additional cash during or afer such 18-month period for its current operations.

An anticipated positive cash flow from Classic Golf Management of approximately $200,000 in 1998 should eliminate the need to further borrow from the principal stockholder. The long-term debt of $767,000 incurred from the two rental properties was eliminated by their sale in the second fiscal quarter of 1998.

CEC estimates that it will incur additional capital expenditures of approximately $4,600,000 during the twelve months following the consummation of the contemplated private placement in connection with the acquisition and construction of golf courses. $600,000 will be funded from the private placement and $4,000,000 is to be provided by construction loans from third party lenders to the extent it can be obtained on a reasonable basis.

RESULTS OF OPERATIONS - YEAR ENDED OCTOBER 31, 1997 COMPARED TO YEAR ENDED OCTOBER 31, 1996

CEC has losses in 1996 of $69,610 and $93,924 in 1997. The equivalent net loss per common share was $.006 in 1996 and $.007 in 1997.

CEC's revenue increased by 7.8% from $133,191 in 1996 to $148,585 in 1997, primarily due to the sale of one piece of commercial residential property. The expenses increased by 19.6% from $202,801 in 1996 to $242,509 in 1997. Those results accounted for an increase in the net loss from $72,684 to $94,724.

The largest increase in expense was in General and Administrative of 217% to $146,189 from $67,210. The majority of this increase resulted from a one-time payment of $71,078 to an independent financial consultant in the form of approximately 142,000 shares of Common Stock.

SEASONALITY

The golf industry is seasonal in nature because of weather. This is the reason CEC has thus far concentrated on those parts of the country that do not experience a severe winter. The continuation of play through the winter months allows for continuity in financial performance. Unfortunately, the ?el nino? storms produced unusual weather conditions in 1997 and 1998 in the Atlanta, Georgia area which resulted in estimated lost revenue of approximately $70,000.

FORWARD-LOOKING STATEMENTS

Certain information in this Form 10-KSB may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may", "will", "expects", "plans", "anticipates", "estimates", "potential" or "continue", or the negative thereof or their comparable terminology. Although CEC believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in CEC's forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in this section.