Form 10QSB
period 1998-07-31
CEC PROPERTIES INC
filed 1998-09-21
CIK 74454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

For the quarterly period ended:                      July 31,1998
----------------------------------------------------------------------------

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

                                 (949) 673-2282
----------------------------------------------------------------------------
              (Registrant's Telephone Number, including area code)

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



Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: 12,989,226 shares of common stock, $ .01 par value as of 8/31/98

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

In the opinion of the Registrant, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Registrant as of July 31, 1998, and the results of its operations and changes in its cash flows for the three and nine months periods ended July 31, 1998 and 1997, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

--------------------------------------------------------------------------------


                              CEC PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                            July 31, 1998       Oct 31,1997
                                                            -------------       -----------
                                                             Unaudited

                                     ASSETS
                                     ------

Investment - Real Estate  (net)                             $           0      $     801,957
Cash in the Bank                                                  418,268             59,963
Other                                                             660,816            352,689
                                                            --------------     --------------
                  TOTAL ASSETS                              $   1,079,084      $   1,214,609
                                                            ==============     ==============


                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

LIABILITIES

Trust Deeds Payable                                         $           0      $     766,548
Due to Stockholders                                                48,000            279,375
Other                                                             235,816            256,403
                                                            --------------     --------------
                  TOTAL LIABILITIES                         $     283,81       $   1,302,326
                                                            --------------     --------------

                         STOCKHOLDERS' EQUITY (DEFICIT)
                         ------------------------------

Common Stock   $ .01 Par Value, Shares Authorized;
               12,989,226 and 12,676,698 outstanding
               at July 31, 1998 and Oct 31, 1997,
               respectively                                 $     129,892      $     126,767
Preferred Stock $.90 Par Value: Shares Issued 1,005,000     $     904,500      $           0
Additional Paid In Capital                                  $  23,401,793      $  23,351,302
Accumulated Deficit                                         $ (23,565,789)     $ (23,471,062)
Current Loss                                                      (75,128)     $     (94,724)
                                                            --------------     --------------

                  TOTAL STOCKHOLDERS' EQUITY(DEFICIT)       $     795,268      $     (87,717)
                                                            --------------     --------------

                  TOTAL LIABILITIES &
                  STOCKHOLDERS' EQUITY ( DEFICIT)           $   1,079,084      $   1,214,609
                                                            ==============     ==============




See Notes to the Consolidated Financial Statements:

                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                   Three Months Ended July 31
                                                   --------------------------
                                                       1998            1997

REVENUES                                                ($ 000's omitted)

CONTINUING OPERATIONS:
                  REVENUE                        $         333    $           0

                  OPERATING EXPENSES                       385                0
                  INTEREST                                   0                0
                  DEPRECIATION                               5                0
                                                 --------------   --------------
                  TOTAL EXPENSES                 $         390    $           0
                                                 --------------   --------------

         LOSS FROM CONTINUING
         OPERATIONS                              $ (        57)   $           0
                                                 ==============   ==============

DISCONTINUED OPERATIONS:

                  INCOME                                     0               29
                  GAIN ON SALE OF ASSETS                    (2)               0
                                                 --------------   --------------
                                                            (2)              29

                  OPERATING EXPENSE                          0                7
                  INTEREST                                   0               14
                  DEPRECIATION                               0                0
                                                 --------------   --------------
                                                             0               21

         INCOME (LOSS) FROM
         DISCONTINUED OPERATIONS                             0                8
                                                 ==============   ==============
NET INCOME (LOSS)                                $         (59)   $           8
                                                 ==============   ==============

Net Income (Loss) From Continuing
Operations Per Common Share                      $      (0.005)   $           0
                                                 ==============   ==============

Net Income From Discontinued
Operations Per Common Share                      $      0.0000    $      0.0010
                                                 ==============   ==============

Weighted Average Shares Outstanding                 12,989,226       12,676,698

See Notes to the Consolidated Financial Statements

                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                     Nine Months Ended July 31
                                                     -------------------------
                                                       1998            1997

REVENUES                                                  (000's omitted)

CONTINUING OPERATIONS:
                  REVENUE                        $         965    $           0


                  OPERATING EXPENSES                     1,059                0
                  INTEREST                                   0                0
                  DEPRECIATION                               5                0
                                                 --------------   --------------

                  TOTAL EXPENSES                 $       1,064    $           0
                                                 --------------   --------------

         LOSS FROM CONTINUING
         OPERATIONS                              $ (        99)   $           0
                                                 ==============   ==============

DISCONTINUED OPERATIONS:

                  INCOME                                    69               80
                  GAIN ON SALE OF ASSETS                    94               14
                                                 --------------   --------------
                                                           163               94

                  OPERATING EXPENSE                         66               36
                  INTEREST                                  67               47
                  DEPRECIATION                               6                9
                                                 --------------   --------------
                                                           139               92

         INCOME (LOSS) FROM
         DISCONTINUED OPERATIONS                            26     (          2)
                                                 --------------   --------------
NET LOSS                                         $ (        75)   $(          2)
                                                 ==============   ==============
Net Loss From Continuing
Operations Per Common Share                      $      (0.008)   $           0
                                                 ==============   ==============

Net Income From Discontinued
Operations Per Common Share                      $       0.002    $      0.0002
                                                 ==============   ==============
Weighted Average Shares Outstanding                 12,989,226       12,676,698

See Notes to the Consolidated Financial Statements


                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                      Nine Months Ended July 31
                                                                      -------------------------
                                                                        1998           1997
Cash Flow From Operating Activities:
         Net Loss                                                $     (90,007)   $      (3,865)

         Adjustment to reconcile net income
         to net cash provided by operating activities
                  Depreciation                                          11,356            4,757
                  Gain on Sale of Assets                                26,237                0
                  (Increase) Decrease in other Assets                   74,043          286,781
                  Increase (Decrease) in Other Liabilities            (149,727)        (279,686)
                                                                 --------------   --------------
         Net Cash Used by Operations                                  (128,098)           7,987

Cash Flows from Investing Activities                                         0                0
                  Proceeds from Sale of
                  Rental Property                                      504,073           27,971

New Capital Stock                                                      958,116                0
                                                                 --------------   --------------
Net Cash Provided by Investing Activities                            1,462,189           27,971


Cash Flows from Financing Activities
         Stockholder Loan Advance (Repayment)                         ( 88,000)         (19,600)
         Long-term Debt Reduction                                     (887,789)               0
                                                                 --------------   --------------
Net Cash Provided (Used) in Financing Activities                      (975,789)       (  19,600)
                                                                 --------------   --------------

Net Increase (Decrease) in Cash                                        358,306           16,358

Cash at Beginning of Period                                             59,963            2,318
                                                                 --------------   --------------

Cash at end of Period                                            $     418,269    $      18,667
                                                                 ==============   ==============



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

The revenue and expense disclosed as discontinued operations in the income statement is for quarter ended July 31, 1997. Revenues and expenses in 1998 are from continuing operations.

For comparability, the presentation of the prior year periods has been changed to conform with the presentation in the current year.

(3)      Statement of Cash Flows

The Company considers only cash in the bank to be cash or cash equivalents for purposes of the statement of cash flows.

Non cash investing and financing activities:

During the quarter ending April 30, 1998, the Company's Board of Directors authorized and issued 312,500 shares of its common stock to Equisource. Inc. (formerly PJM Trading Company) as payment for financial consulting fees of approximately $156,000. Of these fees, approximately $71,000 was accrued expenses for the services rendered at October 31, 1997. The remaining $85,000 of fees are consulting with respect to the private placement of the Company's securities in May, 1998. These fees were deducted from the proceeds of the private placement, which was finalized in May, 1998, during the Company's third fiscal quarter.

During the quarter ending July 31, 1998, the Company completed a private placement whereby it raised $ 1,005,000 ($841,114 after expenses). The net proceeds were used for operations and cash.

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

         The Company retained 80% of the rights to Camarillo Creek in Ventura County, California and 100% to the Hickory Stick golf course to be built in Atlanta, Georgia. The Camarillo Creek course was designed by Charles Howard, a golf course designer from Austin, Texas. As stipulated in his agreement Mr. Howard did the complete design of the grading, irrigation and finishing and will oversee the awarding of the construction contract. Milton Abell, president of the Company's subsidiary, Classic Golf Management, designed the Hickory Stick Project and will be supervising the construction and the awarding of any contract. The Environmental Impact Report and Specific Plan for Camarillo Creek was approved by the Ventura County Board of Supervisors in October, 1997. An environmental group's litigation against the Company, Ventura County and CAMP (a partnership which intends to build a 16,000-seat amphitheater adjacent to the golf course) delayed this project. The result of this suit will determine when the Army Corps of Engineers issues the final wetlands permit, which will allow construction to proceed. In August 1998 the Company agreed to an Option Agreement, to assign all of its rights for Camarillo Creek to an unrelated third party in exchange for reimbursement of all of its costs plus $50,000.

         In October, 1997 the Company completed its acquisition of Classic Golf Management and purchased the assets of Classic Golf Shops. Prior to November 1997 the Company's primary income was from rental properties. The Company divested itself of all of those properties by April 1, 1998 in order to focus on its golf management business.



RESULTS OF OPERATIONS
THREE MONTHS ENDED July 31, 1998 COMPARED TO THREE MONTHS ENDED July 31, 1997
--------------------------------------------------------------------------------

         The majority of the increase in total revenues for the third quarter from $29,000 in 1997 to $331,000 in 1998, was generated from revenues related to the acquisition of Classic Golf Management. The unusual severity of the weather in the Atlanta, Georgia area, related to "El Nino", impacted and reduced the expected revenues from Classic Golf Management.

         The Company's expenses were $390,000 in the third quarter of 1998, up from $0 in 1997. Most of the increase was attributable to the recently acquired operations of Classic Golf Management. Operating expenses were $0 in 1997 and $390,000 in 1998.

The resulting net profit for the three-month period was down from $8,000 in 1997 to a loss of ($59,000) in 1998.

RESULTS OF OPERATIONS
NINE MONTHS ENDED JULY 31, 1998 COMPARED TO NINE MONTHS ENDED JULY 31, 1997
--------------------------------------------------------------------------------

         The primary increase in revenues, for the first nine months of 1998 from the first nine months in 1997, was generated from the acquisition of Classic Golf Management and the sale of two rental properties. The revenues in 1998 were $1,148,000 and $94,000 in 1997. The revenues in 1998 were lower than expected by approximately $120,000 because of the severe weather in the Atlanta, Ga. area caused by "El Nino".

         The Company's expenses for the first nine months of 1998 were $1,203,000, up from $92,000 in 1997. Most of this increase was attributed to the acquisition of Classic Golf Management.

         The resulting loss in 1998 increased to ($75,000) from a profit of $2,000 in 1997.

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

         An anticipated positive cash flow from Classic Golf Management of approximately $200,000 in 1998 should eliminate the need to further borrow from the principal stockholder. The long-term debt of $767,000 incurred from the two rental properties was eliminated by their sale in the second fiscal quarter of 1998. Additionally, the company raised net proceeds of $841,114 pursuant to a private placement of its securities completed in May 1998.

         The Company estimates that it will incur additional capital expenditures of approximately $4,200,000 during the next fifteen months in connection with the acquisition and construction of a golf course. $4,000,000 is to be provided by construction loans from third party lenders, of which none have yet been obtained. In connection with the raising of this needed capital the Company entered into a financial consulting agreement with Equisource, Inc. formerly known as PJM Trading Company to provide financial, management and consulting services to the Company for a period of five years. Pursuant to that agreement the Company previously issued 312,500 shares and will issue an additional 312,500 shares of its common stock as payment for the services to be rendered.

SEASONALITY
--------------------------------------------------------------------------------

 The golf industry is seasonal in nature because of weather. This is the reason the Company has thus far concentrated on those parts of the country that do not experience a severe winter. The continuation of play through the winter months allows for continuity in financial performance. Unfortunately, the "El Nino" storms produced unusual weather conditions in 1997 and 1998 in the Atlanta, Georgia area, which resulted in, estimated lost net income of approximately $150,000.


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

                           PART II - OTHER INFORMATION
                           ---------------------------

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


ITEM 5.           OTHER INFORMATION
-------           -----------------

The Company elected to assign its option to enter into a forty (40) year lease with the County of Ventura, California for construction and operation of an 18-hole golf course in Camarillo, California known as Camarillo Creek. The golf course construction has been delayed for a substantial period and continues to be delayed as a result of litigation filed by environmental organizations wishing to keep the property in a natural state. While the Company believes that the golf course will ultimately be constructed it does not wish to continue to tie its funds up in a project with an uncertain beginning. As a result, the Company assigned its option to an unrelated party in exchange for reimbursement of all of the Company's outstanding expenses paid with respect to the project (approximately $155,000) as well as an agreement to pay an additional $50,000 (which was deposited into an escrow) at such time as a grading permit for the project from the County has issued, provided it issues before December 31, 2000. If the permit does not issue by that date the $50,000 will be returned to the option assignee. The option assignee also retains the right to a return of the $50,000 if it determines in good faith that the grading permit can not be obtained. Upon a return of the $50,000 to the option assignee the Company has the right to reacquire the option if it elects to pay the amount of the expense reimbursement (approximately $155,000) to the option assignee.

SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


                                       CEC PROPERTIES, INC.


                                       By: /s/ Paul Balalis
                                           -----------------------------
                                           Paul Balalis, President


                                       By: /s/ Don Norbury
                                           -----------------------------
                                           Don Norbury, Chief Financial Officer