Form 10KSB/A
period 1997-10-31
CEC PROPERTIES INC
filed 1998-10-02
CIK 74454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 AMENDMENT NO. 2
                                   FORM 10-KSB/A
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:  October 31, 1997
--------------------------------------------------------------------------------

Commission file number:  0-188
--------------------------------------------------------------------------------

                              CEC Properties, Inc.
--------------------------------------------------------------------------------
             (exact name of registrant as specified in its charter)

           Delaware                                     13-1919940
--------------------------------------------------------------------------------
  (State or other jurisdiction                         (IRS Employer
of Incorporation or Organization)                  Identification Number)


1500 W. Balboa Blvd. Suite 201, Newport Beach, CA          92663
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

Securities registered pursuant to Section 12(s) of the Act:
                          Common Stock, $.01 par value
--------------------------------------------------------------------------------
                                (Title of Class)

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

State issuer's revenues for its most recent fiscal year $133,191.
                               No existing market
--------------------------------------------------------------------------------
                (Aggregate Market Value of voting stock held by
                       non-affiliates of the registrant)

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

Documents incorporated by Reference:  None

Transitional Small Business Disclosure Format:  Yes        No   X
                                                    -----     -----

                                     PART I
ITEM 1: DESCRIPTION OF BUSINESS

GENERAL

CEC Properties, Inc. (CEC) is in the business of acquiring, building and managing golf courses. In 1997 CEC:

        1.) Acquired Classic Golf Management of Marietta, Georgia. On October 31, 1997, Registrant acquired all of the outstanding shares of Classic Golf Management, Inc., a Georgia corporation, principally owned by Milton Abell, an unrelated party. The acquired entity manages three golf courses in Georgia. Registrant paid $103,250 cash down and delivered 29,500 shares of its common stock. Additionally, subject to certain conditions, Registrant agreed to pay an additional $14,750 and deliver an additional 14,750 shares of its common stock on the 13th and 25th anniversary months. The number of shares and cash to be delivered is subject to reduction depending on future revenues. Similarly, Registrant has agreed to provide additional cash to make up any differential between the public price of Registrant's common stock and $3.00 per share at the 24th anniversary month.

               Concurrently, on October 31, 1997, Registrant acquired the assets of three entities owned by Milton Abell. They are known as Classic Golf Shops (operator of golf apparel and accessory shops located adjacent to the Classic managed golf courses), Golf 101 (golf teaching facilities and programs) and Hydroturf (a golf greens maintenance entity). They were acquired in exchange for $71,750 cash and 20,500 shares of Registrant's common stock delivered at the closing, with $10,250 cash and 10,250 shares of common stock to be delivered on the 13th and 25th anniversary months. The same contingency and guaranty applies to the future delivery in this transaction as applied in the Classic transaction referenced herein above.

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

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

                                     PART II

ITEM 5: MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS.

a.)     The common stock CEC is approved for trade on the Electronic
        Bulletin Board with a market symbol of CECI.
b.) At October 31, 1997 the Company had 12,676,698 shares of common stock outstanding with 30,000,000 authorized. Par value of the stock is $.01.
c.)     At October 31, 1997 the total number of shareholders was approximately
        4,500.
d.) CEC has never paid a dividend on common stock and the Company's Board of Directors has no present plans to pay cash dividends on its common stock in the foreseeable future. Any future payment of cash dividends on the common stock will depend on CEC's earnings, capital requirements, financial condition and other factors deemed relevant by the Board of Directors.
e.) On October 30, 1997 CEC issued 155,000 stock options, at $.40 per share, to key personnel excluding the Chairman and the Chief Financial Officer.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

                                       Fiscal year ended
                                       October 31,1997             1996

Continuing Operations                  $     60,255              $    50,792
Discontinued Operations                $     74,137              $    82,792
Gain on Sale                           $     14,193              $         0
Net Income                             $   ( 94,724)             $   (72,684)
Net Income per share outstanding       $     (0.007)             $    (0.006)
Total Assets                           $  1,214,609              $ 1,114,388
Long Term Liabilities                  $    839,171              $ 1,042,896
Shareholder's Equity                   $    (87,717)             $   (47,993)

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

In October, 1997, CEC acquired Classic Golf Management and purchased the assets of Classic Golf Shops. Prior to October 1997 CEC's primary income was from rental properties. Management decided to sell its two remaining investment properties in order to focus on its golf operations. As such, the revenues and expense from investment operations are disclosed as income from discontinued operations in the income statement ended October 31, 1997. Both properties were sold during CEC's second fiscal quarter.

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

RESULTS OF OPERATIONS - YEAR ENDED OCTOBER 31, 1997 COMPARED TO YEAR ENDED OCTOBER 31, 1996

CEC has losses in 1996 of $72,684 and $94,724 in 1997. The equivalent net loss per common share was $.006 in 1996 and $.007 in 1997. The loss from continuing operations in 1996 was $ 19,492 and 86,734 in 1997. The loss from discontinued operations in 1996 was $ 53,192 and in 1997 was $ 7,990. The net loss per share from continuing operations in 1996 was $ .002 and in 1997 it was a loss of .006. The net loss per share from discontinued operations in 1996 was $ .004 and it was $ .001 in 1997. CEC's revenue increased by 7.8% from $133,191 in 1996 to $148,585 in 1997, primarily due to the sale of one piece of commercial residential property. The expenses increased by 19.6% from $202,801 in 1996 to $242,509 in 1997. Those results accounted for an increase in the net loss from $72,684 to $94,724. The largest increase in expense was in General and Administrative of 217% to $146,189 from $67,210. The majority of this increase resulted from an expense of $ 71,078 for consulting fees to an independent financial consultant.

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

FORWARD-LOOKING STATEMENTS

Certain information in this Form 10-KSB may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, any statements concerning proposed new products or services, any statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential" or "continue," or the negative thereof or their comparable terminology. Although CEC believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in CEC's forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in this section.

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

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16A OF THE EXCHANGE ACT.

The following are Directors of the Company: - Paul L. Balalis, age 59. Chairman, President and CEO of CEC Properties, Inc. - Charles E. Packard, age 54 - Frank Barbaro, age 54 - Frederick Meyer, age 58. The term of office for Directors is one year. Mr. Meyer has served since 1997 and the rest have served since 1995.



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

SUBSEQUENT EVENTS:

In November, 1997, the Company adopted a plan to sell its two remaining multi-tenant rental properties, which will free management to concentrate on its primary focus, the golf industry

CEC has entered into a service contract with PJM Trading Company of New Jersey, to provide CEC with financial, management and consulting expertise for a period of five years. For this service, CEC will transfer 625,000 shares of common stock to PJM in two equal installments, The first portion will be delivered upon the execution of the agreement and the second installment will be paid after CEC receives at least $1 million dollars in equity through PJM's efforts. This equity infusion will be in the form of preferred stock.

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


/s/ Starr and Walters

STARR AND WALTERS
ACCOUNTANCY CORPORATION
Santa Ana, California
February 11, 1998

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            October 31, 1997 and 1996




                                     ASSETS
                                                     1997            1996
                                                -------------   -------------
Current Assets:
    Cash                                        $     59,963    $      2,318
    Prepaid expense                                   21,375               -
    Inventory (Note 1)                               105,363               -
    Note receivable (Note 2)                          12,500          19,500
    Other                                              4,808           2,969
                                                -------------   -------------

        Total Current Assets                         204,009          24,787
                                                -------------   -------------

Property and Equipment (Note 3):
    Investment properties                            835,808       1,110,359
    Machinery and equipment                          116,831           2,871
                                                -------------   -------------
                                                     952,639       1,113,230
    Accumulated depreciation                         (36,018)        (26,004)
                                                -------------   -------------

        Net Property and Equipment                   916,621       1,087,226

Other Assets:
     Goodwill, net (Note 1)                           93,064               -
     Other, net                                          915           2,375
                                                -------------   -------------

        Total Other Assets                            93,979           2,375
                                                -------------   -------------

                                                $  1,214,609    $   1,114,388
                                                =============   ==============




The accompanying notes are an integral part of these financial statements.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            October 31, 1997 and 1996




                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                               1997            1996
                                                          -------------   -------------
Current Liabilities:
    Current portion long-term debt (Note 4)               $     20,051    $      4,230
    Accounts payable and accrued expenses                      163,729          29,480
    Loans from stockholders (Note 6)                           279,375          85,775
                                                          -------------   -------------

        Total Current Liabilities                              463,155         119,485

    Notes payable, net of current portion (Note 4)             839,171       1,042,896
                                                          -------------   -------------

        Total Liabilities                                    1,302,326       1,162,381
                                                          -------------   -------------

Stockholders' Equity:
    Common stock, $.01 par value; 30,000,000 shares
       authorized, 12,676,698 and 12,566,698  shares
       issued and outstanding in 1997 and 1996                 126,767         125,667
    Additional paid-in capital                              23,351,302      23,297,402
    Accumulated deficit                                    (23,565,786)    (23,471,062)
                                                          -------------   -------------

        Total  Stockholders' Equity                            (87,717)        (47,993)
                                                          -------------   -------------


                                                          $  1,214,609    $  1,114,388
                                                          =============   =============




The accompanying notes are an integral part of these financial statements.


                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      Years Ended October 31, 1997 and 1996

                                                                1997            1996
                                                            -------------   -------------
Revenue                                                     $          0    $          0

Expenses:
    General and administrative                                   146,189          67,210
                                                            -------------   -------------
        Total Expenses                                           146,189          67,210
                                                            -------------   -------------
        Operating Loss                                          (146,189)        (67,210)
                                                            -------------   -------------

Other Income:
    Interest income                                                  600           2,317
    Other income                                                   1,480               -
    Gain on sale of investments                                   58,175          48,475
                                                            -------------   -------------
           Total Other Income                                     60,255          50,792
                                                            -------------   -------------
        Loss from Continuing Operations before
           Provision for Income Taxes                            (85,934)        (16,418)

Provision for income taxes (Note 5)                                  800           3,074
                                                            -------------   -------------

        Loss from Continuing Operations                          (86,734)        (19,492)

Discontinued Operations: (Note 10)
    Loss from discontinued operations
       (less applicable income taxes of $0)                      (22,183)        (53,192)

    Gain on disposal of asset in discontinued operations
       (less applicable income taxes of $0)                       14,193               -
                                                            -------------   -------------

       Loss from Discontinued Operations                          (7,990)        (53,192)
                                                            -------------   -------------

       Net Loss                                             $    (94,724)   $    (72,684)
                                                            =============   =============


Net Loss Per Common Share - Continuing Operations           $     (0.006)   $     (0.002)
                                                            =============   =============

Net Loss Per Common Share - Discontinued Operations         $     (0.001)   $     (0.004)
                                                            =============   =============

Weighted average shares outstanding                           12,576,698      12,566,698
                                                            =============   =============


The accompanying notes are an integral part of these financial statements.


                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                      Years Ended October 31, 1997 and 1996



                                                                              Common Stock
                                                                       -------------------------
                                                                                                    Additional
Number                                                                    Paid-In                   Accumulated
                                                                         of shares      Amount        Capital          Deficit
                                                                       ------------   ----------   -------------   --------------
Balance, October 31, 1995                                               12,566,698    $ 125,667    $ 23,297,402      (23,398,378)

     Net Loss                                                                    -            -               -          (72,684)
                                                                       ------------   ----------   -------------   --------------

Balance, October 31, 1996                                               12,566,698    $ 125,667    $ 23,297,402    $ (23,471,062)

     Purchase of Classic Golf Management, Inc.                              29,500          295          14,455                -

     Purchase of assets of Classic Golf Shops, Hydro
        Turf and Golf 101                                                   20,500          205          10,045                -

     Purchase of assets of Worldwise Marketing and Graphics                 60,000          600          29,400                -

   Net Loss                                                                      -            -               -          (94,724)
                                                                       ------------   ----------   -------------   --------------

Balance, October 31, 1997                                               12,676,698    $ 126,767    $ 23,351,302    $ (23,565,786)
                                                                       ============   ==========   =============   ==============







The accompanying notes are an integral part of these financial statements.


                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                      Years Ended October 31, 1997 and 1996

                                                                               1997            1996
                                                                          -------------   -------------
Cash flows from operating activities:
    Net loss                                                              $    (94,724)   $    (72,684)
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation                                                          17,532          21,520
          Gain on sale of property - discontinued operations                   (14,193)              -
          Gain on sale of investments                                          (58,175)        (48,475)
          Increase (decrease) (net of effects of acquisitions -
              see Note 9) in:
                Other assets                                                     2,054          (3,804)
                Accounts payable and accrued expenses                           73,879          16,061
                                                                          -------------   -------------

    Net cash used by operations                                                (73,627)        (87,382)
                                                                          -------------   -------------

Cash flows from investing activities:
    Collection of note receivable                                                7,000               -
    Proceeds from sale of property - discontinued operations                     3,000               -
    Proceeds from sale of investments                                           61,864          50,000
    Acquisition of Classic Golf Management, Inc.,
       (net of cash)                                                           (57,015)              -
    Asset acquisition of Classic Golf Shops,
       Hydroturf and Golf 101                                                  (71,750)              -
    Property and equipment purchases                                            (1,760)        (49,222)
                                                                          -------------   -------------

    Net cash provided (used) by investing activities                           (58,661)            778
                                                                          -------------   -------------

Cash flows from financing activities:
    New borrowings on notes payable                                                  -           7,871
    Principal payments on notes payable                                         (3,667)         (4,143)
    Loans from shareholder, net                                                193,600          48,175
                                                                          -------------   -------------

    Net cash provided by financing activities                                  189,933          51,903
                                                                          -------------   -------------

Net increase (decrease) in cash                                                 57,645         (34,701)
Cash at beginning of year                                                        2,318          37,019
                                                                          -------------   -------------

Cash at end of year                                                       $     59,963    $      2,318
                                                                          =============   =============

Supplemental cash flow information:
    Cash paid for interest                                                $     64,127    $     79,046
    Cash paid for income taxes                                                   6,356             689

See Note 8 - schedule of noncash investing and financing activities.

The accompanying notes are an integral part of these financial statements.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENT
                                October 31, 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
--------------------------------------------------------------------------------

ORGANIZATION
------------

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

CONSOLIDATION
-------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, CEC Properties, Corp., a Nevada corporation, Classic Golf Management, Inc., a Georgia Corporation and Worldwise Marketing and Graphics, Inc., a California corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

BASIS OF ACCOUNTING
-------------------

The Company reports on the accrual basis of accounting whereby revenues are recognized when earned and expenses recorded when incurred.

RECLASSIFICATIONS
-----------------

Certain prior-year amounts have been reclassified to conform with the current year presentation.

USE OF ESTIMATES
----------------

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

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1997


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(CONTINUED):
--------------------------------------------------------------------------------

CASH AND EQUIVALENTS
--------------------

The Company considers all highly liquid investments with maturity of three months or less to be cash equivalents for the purpose of determining cash flows.

INVENTORY
---------

Inventory consists of golf related equipment and apparel and is carried at the lower of cost (first-in, first-out) or market value.

DEPRECIATION
------------

Property and equipment are stated at cost and are depreciated on a straight-line basis over the estimated useful lives of the assets. Improvements are capitalized, and repairs and maintenance are charged to property operations as incurred.

AMORTIZATION
------------

Goodwill, related to the September 1, 1997 and October 31, 1997 acquisitions by the Company, is amortizable on a straight-line basis.

COMPENSATED ABSENCES
--------------------

The Company does not accrue compensated absences as management considers the amounts to be immaterial.


NOTE 2 - NOTE RECEIVABLE:
-------------------------

The note receivable dated October 1, 1995, original amount $16,500, bears interest at 9.0%. Interest is payable monthly with the unpaid principal due in full on October 1, 2000.




See accompanying accountants' report.

                        CEC PROPERTIES, AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1997


NOTE 3 - PROPERTY AND EQUIPMENT:
--------------------------------

Investment properties are residential rental properties, and consist of land, buildings and improvements. Machinery and Equipment includes office equipment, golf related equipment and automobiles. Cost and accumulated depreciation is as follows:

                                                      1997             1996
                                                 -------------    -------------
Buildings and Improvements                       $    425,457     $    576,008
Land                                                  364,000          488,000
Acquisition Costs                                      46,351           46,351
Machinery and Equipment                               116,831            2,871
                                                 -------------    -------------
                                                      952,639        1,113,230
Accumulated Depreciation                              (36,018)         (26,004)
                                                 -------------    -------------

Net Property and Equipment                       $    916,621     $  1,087,226
                                                 =============    =============

Depreciation expense for the years ended October 31, 1997 and 1996 was $17,958 and $21,520 respectively.

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

NOTE 4 - NOTES PAYABLE:
-----------------------

A summary of the notes payable at October 31, 1997 and 1996 follows:

                                                                                  1997              1996
                                                                              ------------------------------
First trust deed secured by 209 34th Street, Newport Beach;
interest at 7.54 percent, payable in monthly installments of
$2,620 through June 2021.                                                     $   404,887      $    407,708

First trust deed secured by 208 33rd Street, Newport Beach;
interest at 7.33 percent, payable in monthly installments of
$1,875 through December 2024.                                                     322,660           323,505


See accompanying accountants' report.



                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1997

NOTE 4 - NOTES PAYABLE (CONTINUED):
---

                                                                                    1997              1996
                                                                              ------------------------------
Second trust deed secured by 208 33rd Street, Newport Beach;
interest at 10 percent, payable interest only, due December 12,
1999.                                                                              39,000            39,000

First trust deed secured by 6373 Del Paso, San Diego; interest at 8.03 percent, payable in monthly installments of $2,019
through December 2024. The property was sold in
March, 1997.                                                                            -           276,913

Two bank notes payable, secured by automobiles.  The
notes were assumed through the Company's acquisitions
during the year.  Monthly payments of $475.48 and
$372.23, principal and interest, due March and July, 2000.                         25,895                 -

Capital lease obligation for computer equipment; payable
in 48 monthly installments of $362.73 beginning
November, 1997.                                                                    16,780                 -

Non-interest bearing amount payable to seller of acquired
company and acquired assets; payable in two installments
on the 13th and 25th month after acquisition. (See Note 9)                         50,000                 -
                                                                              ------------------------------

                                                                                  859,222         1,047,126
Less:  Current portion                                                             20,051             4,230
                                                                              --------------   -------------
Long-term Portion of Trust Deeds Payable                                      $   839,171      $  1,042,896
                                                                              ==============   =============


The scheduled annual principal maturities of notes payable are as follows:

                 Year Ended
                 October 31
                 ----------
                    1998                             $      20,051
                    1999                                    66,905
                    2000                                    58,038
                    2001                                    10,404
                    2002                                     6,882
                    Thereafter                             696,942
                                                     --------------
                                                     $     859,222
                                                     ==============
See accompanying accountants' report.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1997

NOTE 5 - INCOME TAXES
---------------------

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
                                                     1997            1996
                                                  ----------     ----------
       California franchise tax                         800          1,220
       Delaware income tax                                -          1,854
                                                  ----------     ----------
                                                  $     800      $   3,074
                                                  ==========     ==========

NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

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

NOTE 7 - STOCKHOLDER'S EQUITY:
------------------------------

On October 30, 1997, the Company issued 155,000 stock options at $0.40 per share to key personnel, excluding the Chairman and Chief Financial Officer.

NOTE 8 - CASH FLOWS:
--------------------

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

NOTE 9 - BUSINESS ACQUISITIONS:

CLASSIC GOLF MANAGEMENT, INC.
-----------------------------

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

CLASSIC GOLF SHOPS, HYDROTURF AND GOLF 101
------------------------------------------

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


See accompanying accountants' report

                         CEC PROPERTIES AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1997


NOTE 9 - BUSINESS ACQUISITIONS (CONTINUED):
-------------------------------------------

WORLDWISE MARKETING AND GRAPHICS
--------------------------------

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

                                                      Year Ended
                                                      October 31,
                                                      (unaudited)
                                             ------------------------------
                                                  1997             1996
                                             -------------    -------------
       Net Sales                             $  1,430,749     $  1,091,888
                                             =============    =============

       Net Loss                              $    (11,843)    $    (38,127)
                                             =============    =============

       Loss per share                        $     (0.001)    $     (0.003)
                                             =============    =============



See accompanying accountants' report.

                         CEC PROPERTIES AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1997

NOTE 10 - SUBSEQUENT EVENTS:
----------------------------

Discontinued Operations
-----------------------

During November, 1998, the Company adopted a plan to sell its two remaining rental properties and free management to concentrate on the Company's primary focus, the golf industry. As a result, rental operations have been shown in the accompanying financial statement as a discontinued operation. Revenue and expense from discontinued operations during 1997 and 1996 are as follows:

                                                       1997            1996
                                                   -----------     -----------

       Rental Income                               $   74,137      $   82,399

       Expenses:
            Interest                                   71,532          81,096
            Property operations                         6,830          32,975
            Depreciation                               17,958          21,520
                                                   -----------     -----------
                                                       96,320         135,591
                                                   -----------     -----------

          Net Loss                                 $  (22,183)     $  (53,192)
                                                   ===========     ===========

The related trust deeds will be paid in full upon the sale of the properties. Management expects both properties to be sold at a gain.

Other
-----

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



NOTE 11 - CONTINGENCIES:
------------------------


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


                                       CEC PROPERTIES, INC.



Dated: October 2, 1998                     By: /s/ Don Norbury
                                           -----------------------------
                                           Don Norbury, Chief Financial Officer