Form 10KSB/A
period 1997-10-31
CEC PROPERTIES INC
filed 1998-11-23
CIK 74454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 AMENDMENT NO. 3
                                   FORM 10-KSB/A
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
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

Documents incorporated by Reference:  None

Transitional Small Business Disclosure Format:  Yes        No   X
                                                    -----     -----

                                     PART I
ITEM 1: DESCRIPTION OF BUSINESS

GENERAL

CEC Properties, Inc. (CEC) is in the business of acquiring, building and managing golf courses. In 1997 CEC:

        1.) Acquired Classic Golf Management of Marietta, Georgia. On October 31, 1997, Registrant acquired all of the outstanding shares of Classic Golf Management, Inc., a Georgia corporation, principally owned by Milton Abell, an unrelated party. The acquired entity manages two golf courses in Georgia. Registrant paid $103,250 cash down and delivered 29,500 shares of its common stock. Additionally, subject to certain conditions, Registrant agreed to pay an additional $14,750 and deliver an additional 14,750 shares of its common stock on the 13th and 25th anniversary months. The number of shares and cash to be delivered is subject to reduction depending on future revenues. Similarly, Registrant has agreed to provide additional cash to make up any differential between the public price of Registrant's common stock and $3.00 per share at the 24th anniversary month.

               Concurrently, on October 31, 1997, Registrant acquired certain assets of Classic Golf Shops, Inc., an entity owned by Milton Abell. Classic Golf Shops is a golf apparel and accessory shop located adjacent to the Classic managed courses. Registrant also acquired certain assets owned by Mr. Abell individually as follows: equipment and a trade name of "Golf 101" for a golf teaching method and equipment and a trade name of "Hydroturf" for a golf greens maintenance program. They were acquired in exchange for $71,750 cash and 20,500 shares of Registrant's common stock delivered at the closing, with $10,250 cash and 10,250 shares of common stock to be delivered on the 13th and 25th anniversary months. The same contingency and guaranty applies to the future delivery in this transaction as applied in the Classic transaction referenced herein above.

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

               Paul Balalis shall provide his personal guaranty of the cash payments due pursuant to this Agreement. * INFORMATION WAS FILED AS EXHIBIT 2A AND 2B IN FORM 8-K, AS AMENDED, DATED NOVEMBER 23, 1997.

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

Classic Golf Management will be used to operate and manage all golf properties. It owns Classic Golf Shops that provides the expertise and skills required running a professional and profitable golf retail store. Classic will also: engage in a golf teaching business using the assets and trade name of "Golf 101" acquired; and engage in a golf greens maintenance business using the assets and trade name of "Hydroturf" acquired. CEC continues to look for other opportunities in the Golf Industry including Reservations, GPS and Point of Sale. The diversification of owning and managing different aspects of the Golf Industry allows the cross utilization of the expertise in the appropriate CEC companies. CEC will continue to treat this business as an entertainment business and will pursue complimentary opportunities to fill out the product line that is being offered to its customers. The current projects under negotiation help round out this approach.

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

GENERAL

CEC was substantially reorganized in 1995. CEC manages, constructs and maintains golf courses and golf driving ranges through its wholly owned subsidiary, Classic Golf Management. It currently has two management contracts: (A) an operating contract for the City Club golf course in Marietta, Georgia, at $50,000 per year plus a performance bonus of two percent (2%) of revenues. Additionally, CEC owns the pro shop operations, and the teaching operations, and
(B) At Sugar Creek in DeKalb County, Georgia, CEC pays a fee to the county which is substantially all of the green fees which is similar to a triple net lease. CEC receives substantially all of the revenue from the carts, pro shop, driving range and lessons and pays substantially all expenses associated with those operations. CEC also has a contract for the maintenance of the Heritage Hills driving range, which pays CEC approximately $2,000 per month. CEC is focusing its efforts on bidding and obtaining new management contracts and acquisition of management companies.

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

   Statements of Income......................................................4

   Statements of Stockholders' Equity........................................5

   Statements of Cash Flows..................................................6

NOTES TO FINANCIAL STATEMENTS................................................7

STARR & WALTERS                                 1450 N. Tustin Avenue, Suite 223
                                                Santa Ana, California 92705

                                                ACCOUNTANCY CORPORATION

                             (714) 834-0454  (213) 629-1173  FAX: (714) 834-0407


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


/s/ Starr and Walters

STARR AND WALTERS
ACCOUNTANCY CORPORATION


Santa Ana, California
February 11, 1998


                                                    CERTIFIED PUBLIC ACCOUNTANTS
                                                    -------------
                                                    Member

                                                    American Institute of CPA's
                                                    Private Companies Section
                                                    Ca. Society of CPA's

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


                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      Years Ended October 31, 1997 and 1996

                                                                1997            1996
                                                            -------------   -------------
Revenue                                                     $          0    $          0

Expenses:
    General and administrative                                   146,189          67,210
                                                            -------------   -------------
        Total Expenses                                           146,189          67,210
                                                            -------------   -------------
        Operating Loss                                          (146,189)        (67,210)
                                                            -------------   -------------

Other Income:
    Interest income                                                  600           2,317
    Other income                                                   1,480               -
    Gain on sale of investments                                   58,175          48,475
                                                            -------------   -------------
           Total Other Income                                     60,255          50,792
                                                            -------------   -------------
        Loss from Continuing Operations before
           Provision for Income Taxes                            (85,934)        (16,418)

Provision for income taxes (Note 5)                                  800           3,074
                                                            -------------   -------------

        Loss from Continuing Operations                          (86,734)        (19,492)

Discontinued Operations: (Note 10)
    Loss from discontinued operations
       (less applicable income taxes of $0)                      (22,183)        (53,192)

    Gain on disposal of asset in discontinued operations
       (less applicable income taxes of $0)                       14,193               -
                                                            -------------   -------------

       Loss from Discontinued Operations                          (7,990)        (53,192)
                                                            -------------   -------------

       Net Loss                                             $    (94,724)   $    (72,684)
                                                            =============   =============


Net Loss Per Common Share - Continuing Operations           $      (0.01)   $      (0.00)
                                                            =============   =============

Net Loss Per Common Share - Discontinued Operations         $      (0.00)   $      (0.00)
                                                            =============   =============

Weighted average shares outstanding                           12,576,698      12,566,698
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

The Company is in the business of acquiring, developing and managing golf courses. During the year ended October 31, 1997, the Company acquired two wholly-owned subsidiaries: Classic Golf Management, Inc. which owns a golf shop, a turf management method, and a golf learning method; and Worldwise Marketing and Graphics, Inc., an advertising company.

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

NOTE 9 - BUSINESS ACQUISITIONS:
-------------------------------

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

CLASSIC GOLF SHOPS, HYDROTURF AND GOLF 101
------------------------------------------

In conjunction with the above stock purchase, the Company's wholly owned subsidiary Classic Golf Management, Inc. purchased certain assets of Classic Golf Shops, and assets and business names "Hydroturf" and "Golf 101." The acquisition was recorded as a purchase and accordingly, the purchase price was allocated to the assets acquired based on their estimated fair value at the purchase date. No liabilities were assumed. The Company paid cash of $71,750, issued a note payable in the amount of $20,500 and issued 20,500 shares of its common stock to the seller. The purchase contract contains certain revenue guarantees by the seller, whereby the Company will issue additional common stock to the seller of 10,250 shares on each the 13th month and 25th month anniversary date of the transaction. Conversely, if there is a revenue shortfall, the seller may be obligated to return shares issuable or issued. In addition, the purchase contract contains certain share price levels at 24th month anniversary date of the transaction. If the share price does not meet the specified price level, the Company will pay the seller the difference in cash. The price level is personally guaranteed by the Company's largest shareholder.

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

                                                      Year Ended
                                                      October 31,
                                                      (unaudited)
                                             ------------------------------
                                                  1997             1996
                                             -------------    -------------

       Net Sales                             $  1,385,980     $  1,091,888
                                             =============    =============

       Net Loss                              $    (83,365)    $    (38,127)
                                             =============    =============

       Loss per share                        $      (0.01)    $      (0.00)
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

                         CEC PROPERTIES AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1997

NOTE 10 - SUBSEQUENT EVENTS:
----------------------------

Discontinued Operations
-----------------------

During November, 1998, the Company adopted a plan to sell its two remaining rental properties and free management to concentrate on the Company's primary focus, the golf industry. As a result, rental operations have been shown in the accompanying financial statement as a discontinued operation. Revenue and expense from discontinued operations during 1997 and 1996 are as follows:

                                                       1997            1996
                                                   -----------     -----------

       Rental Income                               $   74,137      $   82,399

       Expenses:
            Interest                                   71,532          81,096
            Property operations                         6,830          32,975
            Depreciation                               17,958          21,520
                                                   -----------     -----------
                                                       96,320         135,591
                                                   -----------     -----------

          Net Loss                                 $  (22,183)     $  (53,192)
                                                   ===========     ===========

The remaining assets and liabilities of the discontinued operations at October 31, 1997 are as follows:

  Assets:

    Residential rental property, 34th Street, net of depreciation      $406,646
    Residential rental property, 33rd Street, net of depreciation       348,960

  Liabilities:

    First trust deed payable, 34th Street                              $408,887
    Property taxes payable, 34th Street                                   7,458
    First trust deed payable, 33rd Street                               322,660
    Second trust deed payable, 33rd Street                               39,000
    Property taxes payable, 33rd Street                                   3,870

The liabilities will be paid in full upon the sale of the properties. Management expects both properties to be sold at a gain.

CEC PROPERTIES AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
October 31, 1997


NOTE 10 - SUBSEQUENT EVENTS (CONTINUED):
----------------------------------------

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