Form 10KSB/A
period 1997-10-31
CEC PROPERTIES INC
filed 1998-11-30
CIK 74454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                 AMENDMENT NO. 4
                                   FORM 10-KSB/A
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
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

               Concurrently, on October 31, 1997, Registrant acquired certain assets of Classic Golf Shops, Inc., an entity owned by Milton Abell. Classic Golf Shops is a golf apparel and accessory shop located adjacent to the Classic managed courses. Registrant also acquired certain assets owned by Mr. Abell individually as follows: equipment and a trade name of "Golf 101" for a golf teaching method and equipment and a trade name of "Hydroturf" for a golf greens maintenance program. The assets and trade names were not producing revenue or part of a business activity. They were acquired in exchange for $71,750 cash and 20,500 shares of Registrant's common stock delivered at the closing, with $10,250 cash and 10,250 shares of common stock to be delivered on the 13th and 25th anniversary months. The same contingency and guaranty applies to the future delivery in this transaction as applied in the Classic transaction referenced herein above.

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

The following unaudited pro forma information has been prepared assuming Classic Golf Management, Inc., and the assets of Classic Golf Shops, and Worldwise Marketing and Graphics had been acquired at the beginning of the earliest period presented. The pro forma consolidated results are presented for information purposes only and are not necessarily indicative of what would have occurred if the acquisition had been made as of that date. In addition, pro forma information does not purport to be indicative of the results that will be obtained in the future.

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