Form 10KSB
period 1998-10-31
CEC PROPERTIES INC
filed 1999-01-29
CIK 74454

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1998                   Commission File No.

               CEC PROPERTIES, INC.                                 0-188
----------------------------------------------               -------------------
(Name of small business issuer in its charter)

            DELAWARE                                             13-1919940
------------------------------                            ----------------------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                           Identification Number)

1500 W. BALBOA BLVD., SUITE 201, NEWPORT BEACH, CA 92663
---------------------------------------------------------
(Mailing address)                               (Zip Code)

      (949)673-2282
----------------------------
 (Issuer's Telephone Number)


Securities registered under Section 12(b) of the Exchange Act:  None

Securities registered under Section 12(g) of the Exchange Act:

                          COMMON STOCK, $.01 PAR VALUE
                          ----------------------------
                                (Title of Class)

Check whether the issuer (1) filed all reports to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes X      No
                                   ---       ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State issuer's revenues for its most recent fiscal year $1,377,078.00.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of January 25, 1999, which was $3,497,520.00.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                                 OUTSTANDING AT
         CLASS                                                 JANUARY 25, 1999
----------------------------                                   -----------------
Common Stock, $.01 par value                                       12,911,848

                       DOCUMENTS INCORPORATED BY REFERENCE
                       -----------------------------------
                                      None.

                 Transitional Small Business Disclosure Format:

                                Yes          No X
                                   ---         ---

                                     PART I
                                     ------

ITEM 1.           DESCRIPTION OF BUSINESS.
-------           ------------------------

                                    BUSINESS

         BACKGROUND. CEC Properties, Inc., a Delaware corporation (the "Company") was incorporated in 1960. For many years prior to 1995, the Company was inactive. In 1995, Paul Balalis, the Company's largest stockholder (see "Item 12. Certain Relationships and Related Transactions") acquired control of the Company. Shortly thereafter Mr. Balalis contributed three small multi-family-type commercial residential real estate parcels to the Company.

         On October 1, 1998, the Company acquired substantially all of the assets of First Golf Corporation, a South Dakota corporation located in Tempe, Arizona. First Golf manages the construction of golf courses and has built 25 courses since 1987, most recently having completed Harbor Links in Nassau County, Long Island, New York. The assets acquired consist primarily of nine contracts and proposals for future construction of golf courses. Construction is in progress as to three of those contracts. Additionally, the Company assumed management of four courses then being managed by First Golf. The Company paid $125,000 in cash and agreed to pay an additional $75,000 on May 1, 1999. The Company also issued 640,000 of its shares of Common Stock of which 336,000 were pledged to be delivered over the next two years based upon the financial performance of the First Golf assets. The Company may be required to issue additional shares depending upon the price of the Company's stock on or about October 31, 2000. As a result of these contingencies the amount of shares ultimately delivered may be reduced by up to 336,000 shares or increased by as much as an additional 445,440 shares.

         In October, 1997 the Company acquired all of the outstanding stock of Classic Golf Management, Inc., a privately held Georgia corporation, which manages two golf courses in Georgia. The Company paid $103,250 cash down and delivered 29,500 shares of Common Stock to Milton Abell (see "Item 12. Certain Relationships and Related Transactions"). Additionally, the Company agreed, subject to certain conditions, to pay up to an additional $14,750 and deliver an additional 14,750 shares of Common Stock in November 1998 and October 1999. The November 1998 delivery of cash and stock was completed. Concurrently, the Company also acquired certain assets of Classic Golf Shops, Inc., an entity owned by Mr. Abell. Classic Golf Shops is a golf apparel and accessory shop located adjacent to the managed golf courses. The Company also acquired certain assets owned by Mr. Abell as follows: equipment and trade name of "Golf 101 for a golf teaching method and equipment and a tradename of "Hydroturf" for a golf greens maintenance program. The assets and tradenames were not providing revenue or part of a business activity. They were acquired in exchange for $71,750 cash and 20,500 shares of Common Stock. Additionally, the Company agreed, subject to certain conditions, to deliver up to an additional 20,500 shares of Common Stock in two equal annual installments to be delivered in November, 1998 and October, 1999. The November 1998 delivery was completed. The Company also agreed, in both transactions, to pay the seller any differential between the average publicly quoted price of the Common Stock in October, 2000 and $3.00 per share. Mr. Balalis personally guaranteed payment to Mr. Abell pursuant to these transactions (See "Item 12. Certain Relationships and Related Transactions"). Funds necessary for the transactions came from the Company's general working capital except as to $59,000 which was loaned to the Company by Mr. Balalis (see "Item 12. Certain Relationships and Related Transactions").

         GENERAL. The Company is currently engaged in the management of golf courses with a current portfolio of six (four as of January 1, 1999) golf properties consisting of public (or daily fee) courses (see "Item 2. Description of Property"). The Company's courses are in the Atlanta, Georgia area, northern Arizona and Las Vegas, Nevada area, each of, which have large golfing populations and an attractive climate. Additionally, the Company has an option for a 50 year lease to construct an 18 hole golf course in the Hickory Stick area of Atlanta, Georgia. The clustering of two courses each in the Atlanta, Georgia, northern Arizona, and Las Vegas, Nevada areas enables the Company to efficiently manage its courses and improve profitability by sharing many administrative functions and capitalizing on joint marketing opportunities and economies of scale.

         The Company's business consists primarily of operating golf courses and related facilities, which include greens fees, food and beverage concessions, golf cart rentals, retail merchandise sales and teaching. The Company's six courses and four pro shop facilities are leased (subject to short-term leases of up to three years). While the leases are short-term historical pattern is to renew the leases so long as the Company performs in a satisfactory manner. The Company has no reason to believe any of its present leases will not be renewed, however, there is always the possibility that a lease will not be renewed, which could have a significant negative impact on the Company.

         The Company manages its courses on various bases ranging from fixed annual fees with incentive bonuses with the landlord municipality paying all expenses to the Company receiving a percentage of revenues. The Company generally retains its revenues and is responsible for its expenses in connection with any of its adjacent pro shop operations, teaching centers, golf cart rentals or other related enterprises operated by the Company at its managed courses.

         The proposed Hickory Stick course in Cherokee County Georgia, which the Company intends to construct, will be subject to a 50-year lease. The Hickory Stick agreement provides that it may be terminated by the county, without cause, subject to payment of termination fees. The Hickory Stick course, near Atlanta, Georgia, was designed by Milton Abell (see "Item 11. Security Ownership of Certain Beneficial Owners and Management"), who will also be the supervisor of construction.

         The National Golf Foundation states that golf courses in the United States generated in excess of $1.5 billion in annual revenue on all golf related items. The ownership and operation of golf courses in the United States is highly fragmented, with less than five percent of golf courses owned and operated by multi-course management companies. The Company believes that the majority of golf course operators, including real estate developers and municipalities, are generally involved in golf course management because the golf course is an important component of their development or community, but that such operators do not have professional golf course management experience. As a result, owners are often interested in selling or leasing the golf facilities to third-party operators such as the Company. These owners frequently place significant emphasis on experience and reputation for quality management in selecting an owner or an operator, and the Company believes that through its acquisition of Classic Golf and First Golf and employment of its management (see "Item 11. Security Ownership of Certain Beneficial Owners and Management') its reputation in these areas will provide it with opportunities.

         INDUSTRY OVERVIEW. There are three general types of golf courses: daily fee courses, private county clubs and resort courses. Public courses derive revenue primarily from greens fees, golf cart rentals, retail (pro shop) sales and food and beverage sales. Because the majority of golf course operating costs is fixed, revenue and operating profit are generally maximized at public courses by generating the maximum number of golf rounds played. Private courses derive revenue primarily from initiation fees, monthly membership dues, guest greens fees and food and beverage sales. Maximizing the number of membership sales and the associated monthly dues cash flow stream maximizes revenue and operating profit at private courses. In addition, certain semi-private courses offer limited access to the golf facilities to the public in order to maximize revenue.

         The Company believes certain demographic characteristics will increase the demand for golf in the future, thereby benefiting golf course operators. Accordingly, the Company believes that total rounds played will increase as the golfing population ages. The Company believes that the highest golf participation rates are found among individuals aged 18 to 49. However, individuals over 50 played a substantially greater number of rounds of golf per year relative to individuals in other age brackets. Accordingly, assuming that golf participation rates of 18 to 49 year old golfers remain at current levels, the Company believes that those 18 to 49 year old golfers will increase the number of rounds played per year as they age.

         Based upon reports from the National Golf Foundation there were 25.0 million golfers in the United States who played approximately 477 million rounds of golf during 1996. The Company believes that core golfers (those that play more than eight rounds per year) played a substantial majority of these rounds. The Company targets these core golfers by holding special golf events and improving reservation systems.

         The Company believes that golf course construction in its markets generally has been constrained as a result of several factors. Included are the difficulty in obtaining capital for real estate development, the significant land required to build a golf course and related facilities (approximately 150 acres) and increasing environmental regulation, particularly with regard to the availability of water in dry climate areas.

         BUSINESS STRATEGY. The Company's strategy is to grow its revenue and cash flow by improving operations and financial performance of its existing portfolio of golf courses primarily by selectively upgrading the facilities and identifying and entering into management arrangements or acquiring courses which will benefit from the Company's management expertise. Key elements of the Company's operating strategy include:

MANAGEMENT AND ACQUISITIONS. The Company initially intends to develop and expand its operations in the Atlanta, Georgia area through the development of a new 18-hole golf course. The Company intends to further expand its operations elsewhere in the United States through acquisitions or other arrangements with companies involved in the golf industry. In this regard, the projects undertaken by First Golf afford the Company with the opportunity to obtain a management relationship with respect to the courses for which the Company is performing construction management. Currently, the Company is in the process of Construction Management for courses in Oregon, New Jersey and South Carolina.

During the evaluation of a potential location for development or acquisition, the Company considers carefully a number of important issues. The ease of access to the course, the conditions and appeal of the immediately surrounding land, the proximity of the competition and the climatic conditions which affect both potential revenue as well as the cost of maintaining the course. The population base of the surrounding metropolitan area must be large enough to support both the potential acquisition as well as its competition. If the proposed acquisition is a resort-oriented course, the Company also evaluates the size of and trends in the tourist population. The demographic make-up of the population must be such that a sufficient number and density of golfers are present. In its evaluation of the operating potential of an existing course, the Company looks for correctable operational deficiencies and potential facility improvements which can be made with a moderate amount of capital investment. These improvements must have a high likelihood of enhancing revenue and reducing costs, as well as deficiencies in the course's position and reputation in the market that can benefit from a cohesive marketing program. The competition is evaluated by examining the condition and appeal of the local courses, the position and reputation in the local market and the likely potential clientele, and finally, the price points at which the competition operates.

The following summarizes the primary components of the Company's strategy:

CLUSTERING OF COURSES. The Company will seek to develop or acquire courses in geographic clusters near densely populated metropolitan markets. The clustering strategy is designed to facilitate management and marketing and improve the profitability of each course because of the ability to share administrative and operating expenses. In addition, clustering allows the Company to operate facilities with fewer on-site management personnel by consolidating several course-level management jobs or eliminating them altogether in favor of a single regional or headquarters position. For example, a cluster provides cross-marketing opportunities such as exchanging play privileges, advertising multiple properties in a single campaign and promoting tournament play at a course within the cluster.

FOCUS ON FAVORABLE GOLF MARKETS. The Company targets golf courses in markets with characteristics, which it believes are favorable to golf course ownership and management. For example, the Company concentrates on courses convenient to metropolitan areas with dense populations but relatively few golf courses in relation to the size of the golfing population. In addition, the Company focuses on markets with a high number of playable days per year, enabling the Company to maximize revenue and course utilization and thereby capitalize on the operating leverage inherent in golf course management.

To date, the Company primarily has targeted courses in Arizona, Georgia and Nevada. Maximizing revenue is an important component of profitability due to the high fixed cost nature of golf course operation, and these markets typically have minimal weather risks and a high number of playable days per year (i.e. high capacity). For instance, because of better weather conditions the number of playable days in Arizona and Nevada is substantially greater than in the upper Midwest. Thus, the Company believes that average rounds played per course on Arizona and Nevada golf courses are greater than the national average. Additionally, greens fee pricing in these markets tends to be higher than the national average because of shortages of supply relative to demand and the impact of tourists on pricing. Seasonal tourists have fairly inelastic demand because greens fees represent only a relatively small portion of overall vacation expenses. Furthermore, in Arizona, Nevada and Georgia age demographics in these markets and the abundance of retirees with ample leisure time contribute to a high demand for golf.

MARKET POSITIONING. The Company intends to identify poorly managed but well-located golf courses that have the potential to generate substantial revenues under professional management. The Company undertakes a comprehensive review of local competition, identifying greens fees, cart fees, private cart policies, and other key revenue generators. In such cases, the Company may be able to increase revenue merely by raising prices to reflect market conditions and the course improvements implemented by the Company's management. The Company intends to follow this marketing program.

APPEAL TO CORE GOLFING POPULATION. The Company targets core golfers in its markets (defined by the Company to be golfers who play more than eight rounds per year). The Company believes that these golfers represent approximately one-half of the golfers in the United States but play more than three-fourths of the rounds. The Company believes that core golfers represent a stable demand for golf and are generally more willing to pay higher greens fees than the golfing population as a whole. These golfers also tend to spend more time at a golf facility and therefore generate higher ancillary revenues.

FACILITIES UPGRADES. Following its entry into a management agreement or acquisition of an existing golf course, the Company will evaluate the option to upgrade or improve the facility to significantly improve its appeal to customers. Where appropriate, the Company may add additional courses (including nine-hole additions) to existing facilities to increase course capacity and utilization and invest in major clubhouse renovations to support increased fees. These expenditures are generally non-recurring.

REDUCING ADMINISTRATIVE OVERHEAD. The Company continually seeks opportunities to improve its margins by consolidating administrative functions and eliminating duplicative personnel at its courses in order to reduce operating costs.

ECONOMIES OF SCALE. As a multi-course operator, the Company is able to achieve overhead and operating savings not available to owners of individual properties. The Company's volume purchasing ability should also enable it to achieve savings not available to smaller buyers in the purchase of almost all retail merchandise and maintenance equipment. When the Company expands to a location not adjacent to another location it is anticipated that certain economies will be lost, however, the Company plans to locate additional locations in that same region in order to again be able to achieve economies associated with regional management.

EQUIPMENT UPGRADES. The Company attempts to identify strategic opportunities for investment which require relatively small amounts of capital in purchasing or leasing maintenance equipment in order to improve the facility and simultaneously reduce labor or other operating expenses.

MANAGING WATER COSTS. At its Arizona and Nevada courses, water is a significant component of operating costs. The Company ensures that its irrigation systems are as efficient as possible, and explores alternatives to reduce the cost of water. For example, where possible, the Company will uses treated effluent water or constructs wells, rather than utilize more expensive municipal water for course irrigation.

         MARKETING. The Company's marketing programs are designed to capitalize on the economies of scale provided by its strategy. Marketing efforts primarily consist of advertising directed at maximizing tee-time utilization. Special promotions such as men's and women's programs and special event sales are geared toward attracting new customers and maximizing utilization at off-peak hours. The Company maintains a website which can be reached at www.cecgolf.com.

         COMPETITION. The Company competes for players with existing golf courses. The Company believes that it competes on the basis of overall quality of its facilities, which is a function of customer service, the quality and the state of maintenance of the facilities as well as available amenities.

         The management believes that as a result of the completed acquisitions of Classic Golf and First Golf it enjoys a favorable reputation in the industry. The Company principally competes for the management of golf courses with a small number of national golf course management companies. Included are the Cobblestone Golf Group, Inc., American Golf Corporation, National Golf Properties, Inc. (a publicly traded real estate investment trust) and Club Corporation International as well as numerous smaller, regional companies, many of whom have more assets than the Company.

         EMPLOYEES. As of October 31, 1998, the Company employed 103 persons full time. Additionally, the Company contracts with an unrelated third party for the services of 65 persons at its Georgia golf course operations. Two full-time professional instructors are employed at each course. The Company believes that its employee relations are good. None of the Company's employees are represented by a labor union.

         GOVERNMENTAL REGULATION.

ENVIRONMENTAL MATTERS. Operations at the Company's golf courses involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oil and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removing such hazardous substances that are released on or in its property and for remediation of its property. Such laws often impose liability regardless of whether a property owner or operator knew of, or was responsible for, the release of hazardous materials. In addition, the presence of such hazardous substances, or the failure to remediate the surrounding soil when such substances are released, may adversely affect the ability of a property owner to sell such real estate or to pledge such property as collateral for a loan. Prior to acquiring golf courses, the Company intends to commission preliminary environmental assessments ("Phase I assessments") to evaluate the environmental condition of, and potential environmental liabilities associated with, such properties. Phase I assessments generally consist of an investigation of environmental conditions at the subject property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and conditions at other sites in the vicinity.

The Company's management does not believe its present properties have problems which would have a material adverse effect on the Company's business, assets or results of operation, and the Company believes that it is in material compliance with all environmental laws, ordinances and regulations applicable to its properties and operations. However, the Company did not obtain a Phase I study with respect to its present properties, although it did receive certain representations and warranties from the prior owner in connection with its acquisition of Classic Golf and the assets of First Golf Corporation. In any event, assurance cannot be given that the Phase I assessments reveal all potential environmental liabilities, whether or not material, and whether such issues may not arise in the future.

GENERAL. The Company is subject to the Fair Labor Standards Act and various state laws governing such matters as minimum wage requirements, overtime and other working conditions and citizenship requirements. A significant number of the Company's golf course personnel receive the federal minimum wage, and increases in the minimum wage would increase the Company's labor costs. In addition, the Company is subject to certain "dram-shop" laws, which provide a person injured by an intoxicated individual the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. The Company is also subject to the Americans with Disabilities Act of 1990, as to which the Company believes it is in compliance. The Company believes it is operating in substantial compliance with applicable laws and regulations governing its operations.

         INSURANCE. The Company carries property and casualty insurance under umbrella policies in such amounts and with such coverage as the Company believes to be adequate.

ITEM 2.           DESCRIPTION OF PROPERTY.
-------           ------------------------

         GOLF COURSE PORTFOLIO. MARKET AND DESIGN DATA. MARKET AND DESIGN DATA.
The following tables set forth certain information regarding the Company's golf course properties, including a description of each course and a summary of the facilities and services available.


COURSE NAME                      DATE ACQUIRED           LOCATION              TYPE OF OPERATION       TYPE OF COURSE
----------------------------- ------------------ ------------------------- ------------------------ -------------------

City Club Marietta            11/01/91(1)        Marietta, Georgia         Management               18 Hole public

Sugar Creek                   11/01/93(1)        DeKalb County, Georgia    Leased                   18 Hole public

Lake Powell                   7/01/95(2)         Page, Arizona             Management               27 Hole public

Santa Fe Station              1/9/96(2)          Winslow, Arizona          Management               9 Hole public

Calvada Valley Country Club   2/1/96(2)          Pahrump, Nevada           Management               (2) 18 Hole public

----------
         1 Represents the date Classic Golf acquired or commenced management of operations of the course.

         2 Represents the date First Golf acquired or commenced management of operations of the course.

CITY CLUB MARIETTA is an upscale public course associated with a 250-room hotel and conference center. It offers a full range of amenities including a driving range, a pro shop offering merchandise, a teaching center and a snack bar. The staff includes regionally known and active members of the PGA and the LPGA.

SUGAR CREEK is an 18-hole public course and tennis center leased from DeKalb County offering a full range of amenities. Among the amenities are a driving range, pro shop offering merchandise, tennis courts, a snack bar and golf and tennis lessons.

CALVADA VALLEY COUNTRY CLUB consists of two 18 hole public courses located just outside of Las Vegas, Nevada. Among the amenities are a pro shop, driving range and snack bar. As of January 1, 1999, the lessor terminated the contract whereupon a termination fee to the Company of $50,000 became due and payable. The owner's inability to make the termination payment has permitted the Company to commence discussions with the owner to enter into a new lease with an option to acquire the property. However, there can be no assurance that an acceptable arrangement for the Company to continue to operate the golf courses will be reached.

LAKE POWELL is a 27 hole public course located in Page, Arizona. Among the amenities are a driving range, golf cart rentals, pro shop and food and beverage. The course overlooks scenic Lake Powell and has beautiful vistas of the lake and surrounding area.

SANTA FE STATION is a nine hole public course located in Winslow, Arizona. Among the amenities are a pro shop and snack bar.

The Company's leases are all short-term (up to three years). Historically, such leases are renewed on substantially the same basis so long as the Company's performance is satisfactory. While renewal discussions are almost always in progress the Company has no information which would indicate the leases will not continue to be renewed on the same or substantially similar basis as exists. However, there can not be a guaranty of such renewal and the loss of any lease could be a significantly material adverse event.

         OFFICE FACILITIES. The Company's present corporate offices are in Newport Beach, California and are owned by Paul Balalis, president, chief executive officer and principal stockholder of the Company. The Company pays $2600 per month on a month to month basis. The Company believes this rate is currently less than the fair market value. Mr. Balalis is under no obligation to continue to provide the premises to the Company, although he has not indicated a present intention to change the terms of the arrangement. The Company also retains an office in Tempe, Arizona which is leased on a month to month basis at $1500 per month.

ITEM 3.           LEGAL PROCEEDINGS.
-------           ------------------

         There are no legal proceedings pending, except that the Company continues to be named in an action filed by the California Native Plant Society and the Environmental Defense Center in the California Superior Court in Ventura County Case No. 176509 which seeks to stop the development of a golf course for which the Company at one time held an option to develop but has transferred that option to an unrelated third party. While the Company continues to be named as a defendant it has no interest in the matter and has requested to be dismissed.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------           ----------------------------------------------------

         Inapplicable

                                     PART II
                                     -------

ITEM 5.           MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------           ---------------------------------------------------------

         The Company's Common Stock is traded in the over-the-counter market on the OTC Electronic Bulletin Board under the symbol "CECI". The following table sets forth, for the period indicated, the high and low bid and ask prices for the Common Stock, as reported by the National Quotation Bureau, Inc. Such quotations reflect the inter-dealer prices without adjustment for retail mark-up, mark down or commission, and may not necessarily represent actual transactions.


                                               BID                    ASK
                                               ---                    ---
       Fiscal 1997                        HIGH      LOW          HIGH      LOW

        1st quarter                       .31       .13          .63       .44
        2nd quarter                       .56       .25         1.06       .44
        3rd quarter                       .50       .38          .75       .38
        4th quarter                       .69       .34          .84       .47

       Fiscal 1998
        1st quarter                       .68       .48          .87       .53
        2nd quarter                      2.50       .53         3.00       .81
        3rd quarter                      2.00       .53         2.09       .87
        4th quarter                       .93       .46         1.12       .68


On January 25, 1999, the last reported bid and ask price of the Common Stock by the National Quotation Bureau, Inc., was $0.59 and $0.75. As of January 25, 1999, there were approximately 4,500 holders of record of the Common Stock.


ITEM 6.           MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------           ----------------------------------------------------------

BACKGROUND.

         The Company was substantially reorganized in 1995. In November 1997, the Company adopted a plan to dispose of its remaining rental properties and concentrate on the Company's primary focus, the golf industry. In fiscal 1998, the remaining rental properties were sold. The Company manages and maintains golf courses and golf driving ranges through its wholly owned subsidiary, Classic Golf Management. It currently has six management contracts which may be operating contracts where the Company owns the pro shop, and the teaching center, or pays a fee to a municipality landlord in a transaction which is similar to a triple net lease. The Company generally receives substantially all of the revenue from the carts, pro shop, driving range and lessons and pays substantially all expenses associated with those operations. The Company is focusing its efforts on bidding and obtaining new management contracts and acquisition of management companies.

         The Company presently retains the rights to the Hickory Stick golf course to be built in Atlanta, Georgia. Milton Abell, president of the Company's subsidiary, Classic Golf Management will be supervising the construction and the awarding of any contracts.

         In October 1998, the Company acquired the assets of First Golf Corporation, a company primarily engaged in the management of construction of golf courses. In this regard First Golf has existing contracts for construction management on three courses to be built over the next two years. Additionally, First Golf is in various stages of discussions with respect to an additional eight courses. However, the results of such discussions can not be predicted at this time and there is no guarantee that any of such discussions will result in a contractual management arrangement.

         In October 1997, the Company acquired Classic Golf Management and purchased the assets of Classic Golf Shops. Prior to October 1997 the Company's primary income was from rental properties. The Company divested itself of all of those properties in order to focus on its golf operations. As such, the revenues and expense from investment properties are disclosed as income from discontinued operations in the income statement ended October 31, 1997. Both properties were sold during Company's second fiscal quarter of 1998.

         The Company is in the process of consolidating its accounting functions into its Newport Beach headquarters. The proposed program is currently being tested and should be implemented by the second quarter of fiscal 1999.

RESULTS OF OPERATIONS - YEAR ENDED OCTOBER 31, 1998 COMPARED TO YEAR ENDED OCTOBER 31, 1997

         The Company had a loss in 1997 of $94,724 and a loss of $99,431 in 1998. The equivalent net loss per common share was $(0.01) in 1997 and $(0.01) in 1998. The 1997 loss was attributed to the Company's discontinued rental property business whereas 1998 represents its focus in the golf business.

         The Company's revenue in 1998 was $1,377,078 compared to no revenue in 1997 from its discontinued rental property business. The expenses increased by 1048% from $146,189 in 1997 to $1,532,235 in 1998.

         The largest increase in expense was in General and Administrative of 342% to $499,229 from $146,189. The majority of this increase resulted from the costs in connection with the newly acquired golf businesses.

LIQUIDITY AND CAPITAL

         Historically the Company has been undercapitalized. The Company has financed itself from the cash flow of operations, the sales of its properties and loans from the principal stockholder. In May 1998, the Company raised approximately $725,000 after commissions and expenses in connection with its private placement of convertible preferred stock. The Company anticipates, based on current plans and assumptions relating to its operations, that the cash generated from the Company's private placement and its existing operations, should be sufficient to meet the Company's contemplated cash requirements for its current business operations for at least 18 months. There can be no assurance, however, that the Company will not require additional cash during or after such 18-month period for its current operations.

         An anticipated positive cash flow from Classic Golf Management of approximately $200,000 and approximately $1,300,000 from First Golf in fiscal 1999 should eliminate the need to further borrow from the principal stockholder. The long-term debt of $767,000 incurred from the two rental properties was eliminated by their sale in the second fiscal quarter of 1998.

         The Company estimates that it will incur additional capital expenditures of approximately $4,400,000 during the next twelve months in connection with the acquisition and construction of golf courses. The Company intends to obtain this capital through third party lending arrangements. However, no such arrangements have yet been completed and there can be no assurance that they will be completed or will be available on terms acceptable to the Company.

SEASONALITY. The golf industry is seasonal in nature because of weather. This is the reason the Company has thus far concentrated on those parts of the country that do not experience a severe winter. The continuation of play through the winter months allows for continuity in financial performance. Unfortunately, the "El Nino" storms produced unusual weather conditions in late 1997 and early 1998 in the Atlanta, Georgia area which resulted in estimated lost revenue of approximately $190,000.

INFLATION

         To date, inflation has not had a material effect on the Company's operations.

FORWARD-LOOKING STATEMENTS

         Certain information in this Memorandum may contain "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical fact are "forward-looking statements" for purposes of these provisions, including any projections of earnings, revenues or other financial items, any statements of the plans and objectives of management for future operations, its ability to successfully renegotiate leases, obtain new management contracts, any statements concerning proposed new products or services, its ability to successfully obtain financing as needed, any statements regarding future economic conditions or performance and any statement of assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as "may," "will," "expects," "plans," "anticipates," "estimates," "potential" or "continue," or the negative thereof or other comparable terminology. Although the Company believes that the expectations reflected in its forward-looking statements are reasonable, it can give no assurance that such expectations or any of its forward-looking statements will prove to be correct, and actual results could differ materially from those projected or assumed in the Company's forward-looking statements. Forward-looking statements are subject to inherent risks and uncertainties, some of which are summarized in this section.

ITEM 7.           FINANCIAL STATEMENTS.
-------           ---------------------
         The Financial Statements are attached hereto and begin at page F-1.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
------------------------------------------------------------------
                                                                        PAGE NO.
                                                                        --------
Report of Independent Accountants                                            F-1

Consolidated Balance Sheets at October 31, 1998                              F-2

Consolidated Statements of Income for the
         Years ended October 31, 1998 and 1997                               F-4

Consolidated Statements of Stockholders' Equity
         for the years ended October 31, 1998 and 1997                       F-5

Consolidated Statements of Cash Flows
         for the years ended October 31, 1998 and 1997                       F-6

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

ITEM 8.           CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                  AND FINANCIAL DISCLOSURE.
-------           -----------------------------------------------------------

         Not applicable.


                                    PART III
                                    --------

ITEM 9.           DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTER AND CONTROL PERSON;
                  COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
-------           --------------------------------------------------------------

         Directors serve a term of one year and then continue until their successors are duly elected and qualified. The Company's Bylaws currently provide for a Board of five. During the year ended October 31, 1998, the Board of Directors held one meeting and took action by unanimous written consent on one occasion. Each director who served during 1998 attended all of the meetings of the Board held during such fiscal year. The following table sets forth certain information concerning the directors and offers of the Company:

                                                                                           FIRST ELECTED
NAME                            AGE       POSITION                                         TO SERVE
------------------------------- --------- ------------------------------------------------ ----------------

Paul Balalis                    59        Chairman of the Board of Directors, President    1995
                                          and Chief Executive Officer

Donald Norbury                  63        Vice President, Secretary and Chief Financial    1995
                                          Officer

Thomas Quinn                    57        Vice President, Operations                       1997

Milton Abell                    47        Vice President and President of Classic Golf     1997

W. Samuel Gunderson             41        Vice President and President of First Golf       1998
                                          Corporation

Charles Packard                 55        Director                                         1995

Frank P. Barbaro                55        Director                                         1995

Frederick Meyer                 59        Director                                         1997

Sanford Feld                    70        Director                                         1998

PAUL BALALIS, has been the Chairman of the Board, president and principal stockholder since April 1995. He is also, and since 1980 has been the chief executive officer of Balalis Corporation, a Southern California real estate development company. Between 1970 and 1971, Mr. Balalis served as executive vice president and as a member of the Board of Directors of Elpac, a publicly traded company involved in various lines of business including electronics, services to the oil and gas industry, equipment leasing and tug boat operations. He has served on the Board of Directors of Newport Harbor National Bank, Chairman of the Newport Beach Planning Commission and the Orange County Lung Association. Mr. Balalis holds a BSIM degree from Georgia Institute of Technology and an MBA from Emory University.

DONALD NORBURY, has served as chief financial officer of the Company since 1995. For the previous 27 years Mr. Norbury was engaged in private accounting. Mr. Norbury holds a BBA and an MBA in finance.

THOMAS QUINN, was appointed as an officer of the Company in 1997, and has over 30 years experience in electrical engineering and sales and marketing. During 1995 and 1996, Mr. Quinn owned a computer maintenance and sales company. For the two prior years Mr. Quinn was an independent consultant. Between 1966 and 1985 he was project director for the first domestic satellite service and vice president of sales and marketing for the computer service division at Western Union. Between 1985 and 1990, he was vice president of sales and marketing and for the last two years, general manager of First Data Resources. He also held a general manager position at Decision Data Corp. between 1990 and 1991.

MILTON ABELL, has over 20 years experience in the Golf Industry. He has been president of Classic Golf since 1986 and was appointed an officer of the Company in connection with the acquisition of Classic Golf by the Company in 1997. Mr. Abell is a member of the Professional Golfers of America and was elected three times, the Association Director of the Golf Course Superintendents Association, Georgia Chapter. Mr. Abell has been associated with many golf courses and clubs in the Georgia area, both as a club professional and as the course superintendent.

W. SAMUEL GUNDERSON, has more than 20 years experience in construction operations for major landscaping, golf course construction, turn-key, design build projects. He has overseen more than 60 golf course construction projects. In, 1987, Mr. Gunderson founded First Golf Corporation with Wallace A. Gunderson to specialize in turnkey development of golf courses. All of First Golf projects have been developed, built and managed under Mr. Gunderson's direction. Prior to establishing First Golf, Mr. Gunderson was founder and President of Golf, Inc. a golf course construction firm. Mr. Gunderson has a B. S. degree in Business Administration from Arizona State University.

CHARLES E. PACKARD, was appointed to the Board in 1995 as an independent director, is currently executive vice president and chief financial officer of Arnel and Affiliates. Mr. Packard has overview responsibility for Arnel Management Company and Arnel's property management company and has been associated with that company since 1977. He is a member of the Board of Directors of Kaiser Resources, Inc., a Southern California based company with financial interest in water distribution, real estate and solid waste landfill sites. Mr. Packard holds a BBA and an MBA from the University of Toledo. He is a member of the Orange County Metropolitan Board of the YMCA; member of the Advisory Board, Chapman University School of Business and Economics; Trustee, The Argyros Foundation, and a member of President Clinton's Advisory Council.

FRANK BARBARO, was appointed to the Board in 1995 as an independent director. He is an attorney at law and a senior partner with the law firm of Horton, Barbaro and Reilly since 1977. Mr. Barbaro graduated Cum Laude from the University of Southern California and received the Legion Lex Scholarship to attend USC Law School. Mr. Barbaro is presently chief executive officer of the Committee to Preserve a Responsible Judiciary, which represents all sixty-four seated Superior Court Judges in Orange County. In addition, he served as Chairman of the Orange County Democratic Party.

SANFORD FELD, is President of Leafland Associates, Inc., incorporated in 1981 as an affiliate of F.I.R.M. (Feld Investment and Realty Management). These companies have engaged in syndication, development, management, acquisition, financing and sales of multi-family, commercial and industrial real estate throughout the United States and Puerto Rico. Mr. Feld is a founder, major stockholder and serves on the Board of Directors of Flavor & Food Ingredients, Inc. Mr. Feld is Chairman of the Far Hills, New Jersey Planning Board. He is a major stockholder in 4 Front Technology and Romtech, Inc. He serves on the Board of Directors of Stratus Corporation, a technical employment placement company and Specialty Mortgage Corp. of Albuquerque, New Mexico.

FREDERICK MEYER, a consultant, was appointed to the Board in 1997. Previously he has been the president and chief executive officer of Southern California Healthcare Systems. He serves on the Boards of Directors of the Healthcare Association of Southern California, California Healthcare Association, Blue Cross of California, PrimeHealth of Southern California and has served on the board of MetLife of California. He has been a director of Cohr, Inc., a publicly traded company since January, 1996. Mr. Meyer received his BA and MBA from San Jose State University. Mr. Meyer is the brother-in-law of Mr. Balalis.

COMPLIANCE WITH THE SECURITIES EXCHANGE ACT OF 1934. Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors and officers and persons who own more than 10% of a registered class of the Registrant's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Directors and officers and greater than ten percent stockholders are required by SEC regulation to furnish the Registrant with copies of the reports they file. Based solely upon a review of the copies of such reports and the written representations from certain persons that certain reports were not required to be filed by such persons, the Registrant believes that all its directors, officers and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 1998, except that Milton Abell failed to report his acquisition of 75,000 shares in connection with the sale of Classic Golf in October 1997, Frank Barbaro failed to report an acquisition of 1502 shares in April 1997, Frederick Meyer failed to report his acquisition of 14,600 shares acquired in 1968 and Thomas Quinn failed to report his initial acquisition of 35,000 shares. All reports covering such shares have been filed.


ITEM 10.          EXECUTIVE COMPENSATION.
--------          -----------------------

                           SUMMARY COMPENSATION TABLE
                           --------------------------

         Set forth below is the cash compensation paid by the Company during 1998 to its president. No other executive officer received during 1998 compensation which exceeded, on an annualized basis, $100,000.


                               ANNUAL COMPENSATION
                               -------------------
                                                                Other Annual
                    FISCAL YEAR     SALARY ($)     BONUS($)     COMPENSATION
                    -----------     ----------     --------     ------------

Paul Balalis        1998                 0           -----          -----

                    1997            $6,000           -----          -----


                        OPTION GRANTS IN LAST FISCAL YEAR
                        ---------------------------------

         There were no options granted nor options held during the fiscal year ended October 31, 1998, to or by the executive officer named in the Summary Compensation Table hereinabove.

                            COMPENSATION OF DIRECTORS
                            -------------------------

The Company does not pay fees or remuneration to its directors for services on its board of directors or any board committee, but the Company reimburses directors for their out-of-pocket expenses incurred in connection with attending meetings of the board.

                              EMPLOYMENT CONTRACTS
                              --------------------

         In connection with the Company's subsidiary Classic Golf Management, Inc. ("Classic Golf"). Classic Golf entered into a five-year employment agreement expiring in 2002 with Milton Abell whereby he serves as president of Classic Golf and receives base annual compensation of $80,000 and an annual stock option bonus based upon the performance of Classic Golf.

         In connection with the acquisition of the assets of First Golf Corporation the Company's subsidiary First Golf Acquisition Corporation entered into a five year employment agreement expiring in 2003 with W. Samuel Gunderson whereby he serves as president of the Company's First Golf subsidiary and receives base annual compensation of $168,000 and an annual bonus of cash or stock options, at the Company's option, based upon the performance of the subsidiary.

ITEM 11.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------         ---------------------------------------------------------------
         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as reported to the Company as of October 31, 1998, (i) by each person who is known to the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) by each director of the Company and (iii) by all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


                                             NUMBER OF SHARES
NAME/ADDRESS OF BENEFICIAL OWNER             BENEFICIALLY OWNED(1)      PERCENT OF COMMON STOCK(2)
--------------------------------             -------------------------- --------------------------

Paul Balalis
1500 W. Balboa
Newport Beach, CA 92663                              7,106,996(3)                 51.9%

Balalis Corporation
1500 W. Balboa
Newport Beach, CA 92663                              2,378,544(4)                 17.3%

Donald Norbury
1500 W. Balboa
Newport Beach, CA 92663                               310,000                      2.2%

Thomas Quinn
1500 W. Balboa
Newport Beach, CA 92663                                85,000(5)                   (6)

W. Samuel Gunderson
4409 South Rural Blvd.
Tempe, AZ 85282                                       445,440(7)                   3.3%

Milton Abell
510 Powder Spring Street
Marietta, GA 30064                                     75,000                      (6)

Charles Packard
24 Charlotte
Irvine, CA                                            150,000                      1.0%

Frank Barbaro
31285 Camel Point
Laguna Beach, CA                                       26,502                      (6)

Frederick Meyer
1300 East Green Street
Pasadena, CA                                           49,600(8)                   (6)

Sanford Feld
60 Lake Road
Far Hills, NJ  07931                                  220,000(9)                   (6)

All officers and directors as a
group (nine persons)                                8,406,038(5,7,8,9)            61.1%


1 For purpose of the above table, a person or group of persons is deemed to have "beneficial ownership" of any shares that such person or group has the right to acquire within 60 days after such date; and, for purposes of computing the percentage of outstanding shares held by each person or group on a given date, such shares are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person.

2 Includes 1,005,000 shares outstanding assuming conversion of outstanding preferred stock on the basis of one share of Common Stock for each two shares of preferred.

3        Includes 2,378,544 shares owned by the Balalis Corporation.

4        Also included with shares owned by Mr. Balalis.

5 Includes 50,000 shares subject to a five year option expiring in 2002 exercisable at $.40 per share and 25,000 shares held in spouse's IRA.

6        Less than one percent.

7        Includes 336,000 shares subject to an earnings formula (see "Item 12.
         Certain Relationships and Related Transactions").

8 Includes 25,000 shares subject to a five year option expiring in 2002, exercisable at $.40 per share.

9        Assumes conversion of preferred stock.


ITEM 12.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------          -----------------------------------------------

         LOAN. In the fiscal year ended October 31, 1997, Paul L. Balalis and the Balalis Corporation advanced funds to the Company, aggregating $118,600. The principal amount bears interest at rates ranging between 8% and 10%. The 1997 advances when aggregated with previous advances by Mr. Balalis utilized by the Company for general working capital as well as in connection with its acquisition of Classic Golf (see "Item 1. Description of Business") totaled $204,375 as of October 31, 1997. One Hundred and Fifteen thousand dollars of the obligation were paid off in fiscal 1998 with the balance of $89,367 due by October 31, 1999. Additionally, Mr. Balalis has personally guaranteed the Company's obligations to Mr. Abell in connection with the purchase of Classic Golf and has guaranteed a $30,000 Company line of credit.

         TRANSFER OF CLASSIC GOLF AND RELATED MATTERS. In connection with the acquisition of Classic Golf and related assets from Milton Abell in exchange for cash and Common Stock (see "Item 1. Description of Business"), the Company's subsidiary entered into a five year employment agreement with Mr. Abell pursuant to which the Company's subsidiary agreed to pay Mr. Abell $80,000 per year. Mr. Balalis personally guaranteed payment pursuant to Mr. Abell's employment agreement. Mr. Abell has received $189,750 and 85,250 shares of the Company's Common Stock in connection with the acquisition.

         TRANSFER OF FIRST GOLF CORPORATION ASSETS. In connection with the acquisition of the First Golf Corporation assets W. Samuel Gunderson received cash and Common Stock (see "Item 1. Description of Business") and the Company entered into a five year employment agreement with Mr. Gunderson pursuant to which the Company's subsidiary agreed to pay to Mr. Gunderson $168,000 per year. Mr. Gunderson received 445,440 shares of the Company's Common Stock of which 336,000 is subject to the future earnings of the Company's subsidiary.

ITEM 13.          EXHIBITS AND REPORTS ON FORM 8-K.
--------          ---------------------------------
                  (a)      EXHIBITS
                           --------

                  EXHIBIT  DESCRIPTION
                  -------  ------------

                  2.1 Stock Purchase Agreement as to acquisition of Classic Golf Management, Inc. and Asset Purchase Agreement as to certain related assets (incorporated by reference to the Company's Form 8-K for event reported October 31, 1997)

                  2.2 Asset Purchase Agreement as to the assets acquired from First Golf Corporation (incorporated by referenced to the Company's Form 8-K for event reported October 1, 1998)

                  13 Annual Report to Shareholders for the year ended October 31, 1998-to be filed by amendment

                  *21      Subsidiaries of Company

                  *23      Consent of Independent Accountants


                  (b)      Reports on Form 8-K.

                           A report on Form 8-K was filed for the event of October 1, 1998, on or about October 8, 1998, and pursuant to Item 2 of such form disclosed the acquisition by the Company of the assets of First Golf Corporation.

----------
         *Exhibits filed herewith. Other exhibits are incorporated by reference to the previous filings.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         CEC PROPERTIES, INC.



                                         By: /s/ Paul Balalis
                                             -----------------------------------
                                                  Paul Balalis, President and
                                                  Chief Executive Officer


                                         By: /s/ Donald Norbury
                                             -----------------------------------
                                                  Donald Norbury,
                                                  Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/ Paul Balalis                                     Dated: January 29, 1999
-----------------------------
Paul Balalis, Director


/s/ Charles Packard                                  Dated: January 29, 1999
-----------------------------
Charles Packard, Director


/s/ Frank P. Barbaro                                 Dated: January 29, 1999
-----------------------------
Frank P. Barbaro, Director


/s/ Frederick Meyer                                  Dated: January 29, 1999
-----------------------------
Frederick Meyer, Director


/s/ Sanford Feld                                     Dated: January 29, 1999
-----------------------------
Sanford Feld, Director

                              CEC PROPERTIES, INC.
                                AND SUBSIDIARIES

                              FINANCIAL STATEMENTS

                            October 31, 1998 and 1997

                              CEC PROPERTIES, INC.
                                AND SUBSIDIARIES



                                Table of Contents


REPORT OF INDEPENDENT ACCOUNTANTS ...........................................F-1

FINANCIAL STATEMENTS:

   Balance Sheets............................................................F-2

   Statements of Income......................................................F-4

   Statements of Stockholders' Equity........................................F-5

   Statements of Cash Flows..................................................F-6

NOTES TO FINANCIAL STATEMENTS................................................F-7

                        REPORT OF INDEPENDENT ACCOUNTANTS





Board of Directors and Shareholders
CEC Properties, Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheets of CEC Properties, Inc. and Subsidiaries as of October 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of CEC Properties, Inc. and Subsidiaries as of October 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.

/s/ Starr and Walters

STARR AND WALTERS
ACCOUNTANCY CORPORATION

Santa Ana, California
January 26, 1999

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            October 31, 1998 and 1997




                                     ASSETS


                                                           1998           1997
                                                      ------------  ------------
Current Assets:
    Cash                                              $   260,786   $    59,963
    Accounts receivable, net (Note 1)                     200,400             -
    Inventory (Note 1)                                    106,588       105,363
    Notes receivable (Note 2)                               5,524         5,452
    Other                                                  50,765        26,183
                                                      ------------  ------------

        Total Current Assets                              624,063       196,961
                                                      ------------  ------------

Property and Equipment, net of depreciation (Note 3):     193,124       916,621
                                                      ------------  ------------

Other Assets:
     Goodwill, net (Note 1)                               641,121        93,979
     Long-term portion of notes receivable (Note 2)        22,124         7,048
     Other                                                 17,000             -
                                                      ------------  ------------

        Total Other Assets                                680,245       101,027
                                                      ------------  ------------

                                                      $ 1,497,432   $ 1,214,609
                                                      ============  ============





The accompanying notes are an integral part of these financial statements.



                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                            October 31, 1998 and 1997




                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                            1998            1997
                                                       -------------   -------------
Current Liabilities:
    Current portion long-term debt (Note 4)            $    121,769    $     20,051
    Accounts payable and accrued expenses                   272,903         163,729
    Loans from stockholder (Note 6)                          89,367         279,375
                                                       -------------   -------------

        Total Current Liabilities                           484,039         463,155

    Notes payable, net of current portion (Note 4)           11,884         839,171
                                                       -------------   -------------

        Total Liabilities                                   495,923       1,302,326
                                                       -------------   -------------

Stockholders' Equity:
    Preferred stock, $0.90 par value; 2,000,000
       shares authorized, 1,005,000 shares issued
       and outstanding in 1998 (liquidation
       preference $1,005,000)                               706,232               -
    Common stock, $0.01 par value; 30,000,000 shares
       authorized, 13,674,198 and 12,676,698 shares
       issued and outstanding in 1998 and 1997              136,742         126,767
    Additional paid-in capital                           23,823,752      23,351,302
    Accumulated deficit                                 (23,665,217)    (23,565,786)
                                                       -------------   -------------

        Total  Stockholders' Equity                       1,001,509         (87,717)
                                                       -------------   -------------

                                                       $  1,497,432    $  1,214,609
                                                       =============   =============





The accompanying notes are an integral part of these financial statements.


                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                        CONSOLIDATED STATEMENTS OF INCOME
                      Years Ended October 31, 1998 and 1997
                                                                 1998            1997
                                                            -------------   -------------
Revenue:
    Golf course revenue                                     $  1,251,380    $          -
    Construction management revenue                               99,809               -
                                                            -------------   -------------
        Total Revenue                                          1,351,189               -

Cost and Expenses:
    Cost of golf course revenue                                1,020,040               -
    Cost of construction management revenue                       12,916               -
    General and administrative expenses                          499,279         146,189
                                                            -------------   -------------
        Total Costs and Expenses                               1,532,235         146,189
                                                            -------------   -------------

           Operating Loss                                       (181,046)       (146,189)
                                                            -------------   -------------

Other Income (Expense):
    Interest income                                                6,524             600
    Interest expense                                             (30,635)         (7,385)
    Other income                                                       -           1,480
    Gain on sale of investments                                   50,000          58,175
                                                            -------------   -------------
           Total Other Income                                     25,889          52,870
                                                            -------------   -------------

        Loss from Continuing Operations before
           Provision for Income Taxes                           (155,157)        (93,319)

Provision for income taxes (Note 5)                                1,600             800
                                                            -------------   -------------

        Loss from Continuing Operations                         (156,757)        (94,119)

Discontinued Operations: (Note 10)
    Loss from discontinued operations
       (less applicable income taxes of $0)                      (36,289)        (14,798)
    Gain on disposal of assets in discontinued operations
       (less applicable income taxes of $0)                       93,615          14,193
                                                            -------------   -------------

       Income (Loss) from Discontinued Operations                 57,326            (605)
                                                            -------------   -------------

       Net Income (Loss)                                    $    (99,431)   $    (94,724)
                                                            =============   =============

Net Loss per Common Share - Continuing Operations           $      (0.01)   $      (0.01)
Net Income (Loss) per Common Share - Discontinued Op                0.00           (0.00)
                                                            -------------   -------------
     Net Loss per Common Share  (Note 12)                   $      (0.01)   $      (0.01)
                                                            =============   =============

Weighted average shares outstanding                           12,911,898      12,566,698
                                                            =============   =============



The accompanying notes are an integral part of these financial statements .


                                                    CEC PROPERTIES, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                                    Years Ended October 31, 1998 and 1997


                                                 Preferred Stock                Common Stock
                                       -----------------------------   -----------------------------
                                                                                                        Additional
                                           Number                           Number                        Paid-in       Accumulated
                                         of shares         Amount         of shares         Amount        Capital         Deficit
                                       -------------   -------------   -------------   -------------   -------------   -------------

Balance, October 31, 1996                         -    $          -      12,566,698    $    125,667    $ 23,297,402    $(23,471,062)
   Purchase of Classic Golf
     Management, Inc. (Note 9)                    -               -          29,500             295          14,455               -
   Purchase of assets of Classic
     Golf Shops, Hydro Turf and
     Golf 101 (Note 9)                            -               -          20,500             205          10,045               -
   Purchase of assets of Worldwise
     Marketing and Graphics (Note 9)              -               -          60,000             600          29,400               -
   Net Loss                                       -               -               -               -               -         (94,724)
                                       -------------   -------------   -------------   -------------   -------------   -------------

Balance, October 31, 1997                         -    $          -      12,676,698    $    126,767    $ 23,351,302    $(23,565,786)

   Issuance of Series A convertible
     preferred shares (Note 7)            1,005,000         706,232               -               -               -               -
   Issuance of shares for consulting
     services                                     -               -         312,500           3,125          67,952               -
   Exercise of stock option (Note 7)              -               -          30,000             300          11,700               -
   Issuance per purchase agreement
     of Classic Golf Management,
     Inc. (Note 9)                                -               -          14,750             148           6,075               -
   Issuance per purchase agreement
     of Classic Golf Shops (Note 9)               -               -          10,250             102           4,223               -
   Purchase of assets of First Golf
     Corporation (Note 9)                   640,000           6,400         382,400               -
   Cancellation of shares related
     to Worldwise Marketing (Note 9)              -               -         (10,000)           (100)            100               -
   Net Loss                                       -               -               -               -               -         (99,431)
                                       -------------   -------------   -------------   -------------   -------------   -------------

Balance, October 31, 1998                 1,005,000    $    706,232      13,674,198    $    136,742    $ 23,823,752    $(23,665,217)
                                       =============   =============   =============   =============   =============   =============



The accompanying notes are an integral part of these financial statements.


                                       CEC PROPERTIES, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       Years Ended October 31, 1998 and 1997

                                                                 1998          1997
                                                             ------------  ------------
Cash flows from operating activities:
    Net loss                                                 $   (99,431)  $   (94,724)
    Adjustments to reconcile net income to net cash
       provided by operating activities:
          Depreciation                                            29,414        17,532
          Amortization                                            23,623             -
          Gain on sale of property - discontinued operations     (93,615)      (14,193)
          Gain on sale of investments                            (50,000)      (58,175)
          (Increase) decrease (net of effects of
              acquisitions - see Note 9) in:
                 Accounts receivable, net                       (150,400)            -
                 Inventory                                        20,700             -
                 Other assets                                    (41,582)        2,054
          Increase in accounts payable
             and accrued expenses                                 61,385        73,879
                                                             ------------  ------------
        Net cash used by operations                             (299,906)      (73,627)
                                                             ------------  ------------

Cash flows from investing activities:
    Collection of note receivable                                  1,452         7,000
    Proceeds from sale of property - discontinued operations      78,388         3,000
    Proceeds from sale of investments, net                        46,351        61,864
    Issuance of note receivable                                  (16,600)            -
    Asset acquisition of First Golf Corp.                       (168,175)            -
    Acquisition of Classic Golf Management, Inc.,
       (net of cash)                                                   -       (57,015)
    Asset acquisition of Classic Golf Shops,
       Hydroturf and Golf 101                                          -       (71,750)
    Property and equipment purchases                              (5,967)       (1,760)
                                                             ------------  ------------
        Net cash used by investing activities                    (64,551)      (58,661)
                                                             ------------  ------------

Cash flows from financing activities:
    Proceeds from issuance of preferred stock, net               727,310             -
    Proceeds from exercise of stock options                        2,000             -
    New borrowing on notes payable                                47,430             -
    Principal payments on notes payable                          (81,452)       (3,667)
    Loans from shareholders, net                                (130,008)      193,600
                                                             ------------  ------------
        Net cash provided by financing activities                565,280       189,933
                                                             ------------  ------------

Net increase in cash                                             200,823        57,645
Cash at beginning of year                                         59,963         2,318
                                                             ------------  ------------

Cash at end of year (Notes 1 and 8)                          $   260,786   $    59,963
                                                             ============  ============



The accompanying notes are an integral part of these financial statements.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENT
                                October 31, 1998


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
---------------------------------------------------------------------

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

The Company is in the business of acquiring, developing and managing golf courses. During the year ended October 31, 1997, the Company acquired two wholly-owned subsidiaries: Classic Golf Management, Inc. which owns a golf shop, a turf management method, and a golf learning method; and Worldwise Marketing and Graphics, Inc., an advertising company. During the year ended October 31, 1998, the Company incorporated a wholly-owned subsidiary First Golf Acquisition Corporation which acquired the assets of First Golf Corporation, a golf course construction management company.

Consolidation
-------------

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, CEC Properties, Corp., a Nevada corporation, Classic Golf Management, Inc., a Georgia Corporation, Worldwise Marketing and Graphics, Inc., a California corporation and First Golf Acquisition Corporation, a Nevada corporation. All significant intercompany transactions and balances have been eliminated in consolidation.

Basis Of Accounting
-------------------

The Company reports on the accrual basis of accounting whereby revenues are recognized when earned and expenses recorded when incurred.

For long-term construction management contracts, the Company recognizes revenues on the percentage-of-completion method, whereby costs and estimated gross margin are recorded as the work is performed. Costs consist mostly of direct labor. Under fixed-price contracts, the Company may encounter cost overruns caused by increased labor costs or design or technical difficulties which must be borne by the Company. Adjustments are made to contract cost estimates in the periods in which the facts requiring such revisions become known. When the revised estimate indicates a loss, such loss is provided for in its entirety.

See accompanying accountants' report.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1998

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(continued):
--------------------------------------------------------------------

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

Accounts Receivable
-------------------

Management considers accounts receivable to be fully collectible; accordingly, no allowance for doubtful accounts has been provided.

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

Amortization
------------

Goodwill, related to the September 1, 1997, October 31, 1997 and October 1, 1998 acquisitions by the Company, is amortizable on a straight-line basis over periods from two to fifteen years.

Compensated Absences
--------------------

The Company does not accrue compensated absences as management considers the amounts to be immaterial.

See accompanying accountants' report.

                        CEC PROPERTIES, AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1998


NOTE 2 - NOTES RECEIVABLE:
--------------------------
                                                            1998          1997
                                                         ---------     ---------
Note receivable, dated October 1, 1995,
original amount $16,500, interest at 9%,
due on October 1, 2000.                                  $ 11,048      $ 12,500

Note receivable, dated March 25, 1998,
original amount $16,600, monthly payments of
 interest only at 8%, remaining principal and
interest due March 25, 2003.                               16,600             -
                                                         ---------     ---------
                                                           27,648        12,500
   Current Portion                                         (5,524)       (5,452)
                                                         ---------     ---------

   Long-term Portion                                     $ 22,124      $  7,048
                                                         =========     =========


NOTE 3 - PROPERTY AND EQUIPMENT:
--------------------------------

Investment properties, which consist of land, buildings and improvements were sold during the year ended October 31, 1998. See Note 10. Machinery and Equipment includes office equipment, golf related equipment and automobiles. Cost and accumulated depreciation is as follows:

                                                            1998          1997
                                                         ---------     ---------
Buildings and Improvements                               $      -      $425,457
Land                                                            -       364,000
Acquisition Costs                                               -        46,351
Machinery and Equipment                                   218,561       116,831
                                                         ---------     ---------
                                                          218,561       952,639
Accumulated Depreciation                                  (25,437)      (36,018)
                                                         ---------     ---------

Net Property and Equipment                               $193,124      $916,621
                                                         =========     =========

Depreciation expense for the years ended October 31, 1998 and 1997 was $29,414 and $17,532 respectively.

Acquisition costs are related to an option agreement for a 40-year lease with options awarded to the Company and partners by the County of Ventura, California to build an 18-hole golf course. The Company sold the option at a gain during the year ended October 31, 1998.


See accompanying accountants' report.

                        CEC PROPERTIES, AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1998

NOTE 4 - NOTES PAYABLE:
-----------------------

A summary of the notes payable at October 31, 1998 and 1997 follows:

                                                                     1998       1997
                                                                  ---------  ---------
First trust deed secured by 209 34th Street, Newport Beach;
interest at 7.54 percent, payable in monthly installments of
$2,620 through June 2021. The property was sold and the
note paid in full in April 1998                                   $      -   $404,887

First trust deed secured by 208 33rd Street, Newport Beach;
interest at 7.33 percent, payable in monthly installments of
$1,875 through December 2024. The property was sold and
the note paid in full in March 1998                                      -    322,660

Second trust deed secured by 208 33rd Street, Newport Beach;
interest at 10 percent, payable interest only, due December 12,
1999. The property was sold and the note paid in full in
March 1998                                                               -     39,000

Two bank notes payable, secured by automobiles. The
notes were assumed through the Company's acquisitions
Monthly payments of $475.48 and $372.23, principal
and interest, due March and July, 2000                              13,912     25,895

Capital lease obligation for computer equipment; payable
in 48 monthly installments of $362.73 beginning
November, 1997                                                       9,741     16,780

Non-interest bearing amount payable to seller of acquired
company and acquired assets; payable in two installments
on the 13th and 25th month after acquisition. (See Note 9)          35,000     50,000

Non-interest bearing amount payable to seller of acquired
assets payable in March, 1999. (See Note 9)                         75,000          -
                                                                  ---------  ---------

                                                                   133,653    859,222
Less:  Current portion                                             121,769     20,051
                                                                  ---------  ---------
Long-term Portion of Notes Payable                                $ 11,884   $839,171
                                                                  =========  =========


See accompanying accountants' report.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1998

NOTE 4 - NOTES PAYABLE (continued):
-----------------------------------

The scheduled annual principal maturities of notes payable are as follows:

                 Year Ended
                 October 31
                 -----------
                    1999                                               $ 121,769
                    2000                                                   7,971
                    2001                                                   3,913
                    2002                                                       -
                    2003                                                       -
                    Thereafter                                                 -
                                                                       ---------
                                                                       $ 133,653
                                                                       =========

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
                                                               1998       1997
                                                            ---------  ---------

       California minimum franchise tax                     $  1,600   $    800
                                                            =========  =========

NOTE 6 - RELATED PARTY TRANSACTIONS
-----------------------------------

During the years ended October 31, 1998 and 1997, the Company's largest shareholders, Paul L. Balalis and the Balalis Corporation advanced funds to the Company totaling $10,000 and $118,600. These advances were converted to notes payable. Interest accrues at rates from 8.0% to 10.0% until the notes are repaid. During 1998, principal payments of approximately $125,000 were repaid to the shareholders. Total amounts owed to these shareholders are $89,367 and $204,375 at October 31, 1998 and 1997 respectively.

Certain other related parties advanced funds to the Company at September 30 and October 28, 1997 in the total amount of $75,000. All of these notes were repaid during the year ended October 31, 1998 with interest at 10% to date of repayment.

The Company leases office space from Paul Balalis on at month-to-month basis at a rate of $2,600 per month.

The Chairman, Chief Financial Officer and Vice-President of Operations provide services to the Company without compensation.

See accompanying accountants' report.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1998


NOTE 7 - STOCKHOLDERS' EQUITY:
------------------------------

Redeemable Preferred Stock
--------------------------

The Company issued 1,005,000 shares of Series A preferred stock. The Company is also required to issue additional shares of 100,500 to the preferred shareholders as the initial preferred shares were not registered within six months of the issue date, as outlined in the preferred stock agreement. The preferred stock accrues dividends at the rate of $0.05 per share per annum. The cumulative dividends are payable each June and December. These dividends must be paid before any common stock dividends can be declared or paid. The preferred stock has a liquidation value of $1.00 per share plus all accumulated and unpaid dividends. Terms of the preferred stock agreement provide that at any time, when dividends are in arrears, the preferred shareholders, voting as a separate class, will have the right to elect one person for each omission of dividend payment date to serve as a director of the corporation, in addition to other directors elected by the common shareholders. Special voting rights will continue until the dividend payments are made.

The preferred stock is convertible to common shares at any time beginning June 6, 1998 at the holders option. The conversion to common stock is at a price of $1.00 divided by seventy-five percent (75%) of the average bid price for the common stock during the three (3) trading days prior to the date of conversion. However, the conversion price cannot be less than $0.625 per share of common stock.

The preferred stockholders have the right, after three years, to require the corporation to redeem their shares at the liquidation preference plus unpaid dividends.

Common Stock Options
--------------------

On October 30, 1997, the Company issued 155,000 stock options at $0.40 per share to key personnel, excluding the Chairman and Chief Financial Officer. 30,000 stock options were exercised on June 29, 1998.

Common Stock Warrants
---------------------

At October 31, 1998, warrants to purchase 602,500 common shares are outstanding. 502,500 warrants are exercisable through December 31, 2003 at a strike price of $3.125 per share; 100,000 warrants are exercisable through December 31, 1999 at a strike price of $2.50 per share.





See accompanying accountants' report.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1998

NOTE 8 - CASH FLOWS:
--------------------

Supplemental cash flow information:
                                                               1998       1997
                                                            ---------  ---------
    Cash paid for interest                                  $ 76,105   $ 64,127
    Cash paid for income taxes                                 1,600      6,356

A summary of the Company's non-cash investing and financing activities are as follows:

         In connection with the October 1, 1998 acquisition referenced in Note 9, the Company issued notes payable and common stock as part of the purchase price.

         In connection with the September 1, 1997 and October 31, 1997 acquisitions referenced in Note 9, the Company issued notes payable and common stock as part of the purchase price.

         In October 1997, the Company entered into a capital lease obligation for computer equipment in the amount of $11,890. The asset is included in machinery and equipment and the related liability is included in notes payable.

NOTE 9 - ACQUISITIONS:
----------------------

First Golf Corporation
----------------------

On October 1, 1998, the Company's wholly-owned subsidiary, First Golf Acquisition Corporation acquired certain assets of First Golf Corporation. The acquisition was recorded as a purchase and accordingly, the purchase price was allocated to the assets acquired based on their estimated fair value at the purchase date. The company paid cash of $125,000, issued a note payable in the amount of $75,000 and issued 640,000 shares of its common stock to the seller, 336,000 of which are held by a mutually agreed upon pledgeholder. The purchase contract contains certain revenue guarantees by the seller, that if met, the pledgeholder will release 176,000 and 160,000 shares on each the 14th month and 26th month anniversary date of the transaction. Any remaining undelivered shares will be released on the 38th month anniversary date of the transaction. Conversely, if there is a revenue shortfall, the seller may be obligated to return shares issuable or issued. In addition, the purchase contract contains certain share price levels at the 25th month anniversary date of the transaction. If the share price does not meet the specified price level, the Company will deliver to seller additional shares so that the average price of all shares delivered to seller will aggregate no less than $2,000,000, but the number of additional shares delivered shall not exceed 445,440 shares. On October 1, 1998, the Company entered into a five-year employment agreement with the seller, whereby the seller will oversee the operations of this subsidiary corporation.

Results of operations of the subsidiary have been included in the accompanying statement of income from the acquisition date forward.

See accompanying accountants' report.

                         CEC PROPERTIES AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1998

NOTE 9 - ACQUISITIONS (continued):
----------------------------------

Classic Golf Management, Inc.
-----------------------------

On October 31, 1997, the Company acquired 100% of the common stock of Classic Golf Management, Inc. The acquisition was recorded as a purchase and accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based on their estimated fair value at the purchase date. The Company paid cash (net of cash acquired) of $57,015, issued a note payable in the amount of $29,500 and issued 29,500 shares of its common stock to the seller. The purchase contract contains certain revenue guarantees by the seller, whereby the Company will issue additional common stock to the seller of 14,750 shares on each the 13th month and 25th month anniversary date of the transaction. Conversely, if there is a revenue shortfall, the seller may be obligated to return shares issuable or issued. In addition, the purchase contract contains certain share price levels at 24th month anniversary date of the transaction. If the share price does not meet the specified price level, the Company will pay the seller the difference in cash. The price level is personally guaranteed by the Company's largest shareholder. On November 1, 1997, the Company entered into a five-year employment agreement with the seller, whereby the seller will oversee the operations of this subsidiary corporation. On October 30, 1998, the Company issued 25,000 shares pursuant the purchase agreement.

As the acquisition was completed on the last day of the Company's fiscal year, no results of operations of the acquired company are included in the accompanying statement of income for the year ended October 31, 1997.

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

As the acquisition was completed on the last day of the Company's fiscal year, no results of operations of the acquired company are included in the accompanying statements of income for the year ended October 31, 1997.

See accompanying accountants' report.

                         CEC PROPERTIES AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1998

NOTE 9 - ACQUISITIONS (continued):
----------------------------------

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

The Company and the two sellers entered into separate Mutual Release and Settlement Agreements dated September 1, 1998 and January 4, 1999. The agreements release all parties from both the asset purchase agreement and the employment contracts, with the sellers returning 10,000 and 30,000 common shares respectively.

The following unaudited pro forma information has been prepared assuming Classic Golf Management, Inc., and the assets of Classic Golf Shops, Hydroturf, Golf 101, Worldwise Marketing and Graphics and the assets of First Golf Corporation had been acquired at the beginning of the earliest period presented. The pro forma consolidated results are presented for information purposes only and are not necessarily indicative of what would have occurred if the acquisition had been made as of that date. In addition, pro forma information does not purport to be indicative of the results that will be obtained in the future.

                                                        Year Ended October 31,
                                                             (unaudited)
                                                     ---------------------------
                                                        1998            1997
                                                     -----------     -----------
       Net Sales                                     $2,887,791      $4,327,432
                                                     ===========     ===========

       Net Loss                                      $ (261,888)     $ (376,773)
                                                     ===========     ===========

       Loss per share                                $    (0.02)     $    (0.03)
                                                     ===========     ===========

See accompanying accountants' report.

                         CEC PROPERTIES AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1998

NOTE 10 - DISCONTINUED OPERATIONS:
----------------------------------

During November, 1997, the Company adopted a plan to sell its two remaining rental properties and free management to concentrate on the Company's primary focus, the golf industry. Both properties were sold and the mortgages were paid in full during the year ended October 31, 1998. As a result, rental operations have been shown in the accompanying financial statement as a discontinued operation. Revenue and expense from discontinued operations during 1998 and 1997 are as follows:

                                                         1998             1997
                                                     ---------         ---------

Rental Income                                        $ 20,709          $ 74,137

Expenses:
     Interest                                          36,492            64,147
     Property operations                               14,664             6,830
     Depreciation                                       5,842            17,958
                                                     ---------         ---------
                                                       56,998            88,935
                                                     ---------         ---------
   Net Loss                                          $(36,289)         $(14,798)
                                                     =========         =========

NOTE 11 - COMMITMENTS:
----------------------

Beginning in 1998, the Company leases space for its operations in California (see Note 6), Georgia and Arizona on a month-to-month basis. Total rent expense for the year ended October 31, 1998 was $23,403.

Beginning in 1998, the Company leases equipment for use in its operations. Leases vary in terms from three years to five years. Total equipment rental expense under these leases was $36,848. Future minimum lease payments under operating leases that have an initial or remaining non-cancelable lease terms in excess of one year as of October 31, 1998 are as follows:

       Year ending October 31:
       ------------------------
                  1999                                   $ 108,344
                  2000                                      83,622
                  2001                                      73,878
                  2002                                      12,144
                  2003                                           -
                  Thereafter                                     -
                                                         ----------

                  Total future minimum lease payments    $ 277,988
                                                         ==========

See accompanying accountants' report.

                         CEC PROPERTIES AND SUBSIDIARIES
                          NOTES TO FINANCIAL STATEMENTS
                                October 31, 1998

NOTE 12 - EARNINGS PER SHARE:
-----------------------------

Basic earnings per share are computed by dividing the earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Fully diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. Fully diluted per-common-share amounts are not applicable for loss periods.

NOTE 13 - CONCENTRATIONS:
-------------------------

Substantially all of the Company's operating income through October 1, 1998 was generated by the management of two golf courses, recently acquired October 31, 1997. Four new golf course management contracts were acquired on October 1, 1998.

The responsibility of the Company's golf course management and construction management activities lies with two key persons.

NOTE 14 - SUBSEQUENT EVENTS:
----------------------------

The Company entered into a financial services and consulting agreement with a vendor who has in the past provided advice and counsel in the areas of finance, investment banking corporate restructuring and review of business plans. In consideration for services previously rendered and for future services, the Company issued 312,500 shares of its common stock to the consulting firm. The agreement provides for the issuance of an additional 312,500 shares of the Company's common stock if certain financing arrangements are secured by the consulting firm on behalf of the Company. This was accomplished and the additional 312,500 shares have been authorized for issuance in January, 1999.

During November and December 1998, the Company was notified that all preferred shareholders will convert their shares to common shares according to the terms of the preferred stock agreement, see Note 7.










See accompanying accountants' report.