Form 10QSB
period 1999-01-31
CEC PROPERTIES INC
filed 1999-03-16
CIK 74454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

For the quarterly period ended:                      January 31, 1999
--------------------------------------------------------------------------------

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

                                 (949) 673-2282
--------------------------------------------------------------------------------
              (Registrant's Telephone Number, including area code)

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

14,503,730 shares of common stock as of 1/31/99

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

In the opinion of the Registrant, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Registrant for the three months ended January 31, 1999 and 1998 have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

--------------------------------------------------------------------------------



                              CEC PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS


                                                                      Jan 31, 1999    Oct 31,1998
                                                                      -------------  -------------
                                                                        Unaudited       Audited

ASSETS
------
Investment - (net)                                                    $     25,000   $     25,000
Cash in the Bank                                                           149,102        200,400
Other                                                                    1,429,498      1,272,032
                                                                      -------------  -------------

                  TOTAL ASSETS                                        $  1,603,600   $  1,497,432
                                                                      =============  =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
-----------
Notes Payable                                                         $     43,367   $     11,884
Due to Stockholders                                                        129,716         89,367
Other                                                                      143,574        394,672
                                                                      -------------  -------------

                  TOTAL LIABILITIES                                   $    316,657   $    495,923
                                                                      -------------  -------------

STOCKHOLDER'S  EQUITY
---------------------
Preferred stock, $0.90 par value; 2,000,000 shares
  Authorized, and 711,250 and 1,005,000 outstanding
  Jan 31,1999 and Oct 31,1998 respectively
  (liquidation preference $ 711,250 and $ 1,005,000
  respectively).                                                           516,375        706,232

Common Stock      $ .01 Par Value, Shares Authorized;
                  14,503,730 and 13,674,198 outstanding
                  at Jan 31, 1999 and Oct 31, 1998,
                  respectively                                        $    145,037   $    136,742
Additional Paid In Capital                                            $ 23,993,423   $ 23,823,752
Accumulated Deficit                                                   $(23,398,379)  $(23,665,217)
Current (Loss)/Profit                                                       30,487   $    (99,431)
                                                                      -------------  -------------

                  TOTAL STOCKHOLDER'S  EQUITY                            1,286,943      1,002,509

                  TOTAL LIABILITIES &
                  STOCKHOLDER'S EQUITY                                $  1,603,600   $  1,497,432
                                                                      =============  =============




See Notes to the Consolidated Financial Statements:


                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                       Three Months Ended Jan. 31
                                                                       --------------------------
                                                                           1999            1998

REVENUE
-------

CONTINUING OPERATIONS:
                  REVENUE                                              $   729,146   $  348,814



                  OPERATING EXPENSES                                       687,719       413,722
                  INTEREST                                                   1,104             0
                  DEPRECIATION                                               9,836             0
                                                                       ------------  ------------
                  TOTAL EXPENSES                                       $   698,659   $   413,722
                                                                       ------------  ------------

         PROFIT /(LOSS) FROM CONTINUING
         OPERATIONS                                                    $    30,487   $   (64,908)
                                                                       ============  ============

DISCONTINUED OPERATIONS:

                  INCOME                                                         0        60,850
                  EXPENSE                                                        0             0

                  INTEREST                                                       0        12,805
                  DEPRECIATION                                                   0         3,655
                                                                       ------------  ------------
                                                                                 0        16,460
         INCOME FROM
         DISCONTINUED OPERATIONS                                                 0        44,390
                                                                       ------------  ------------

NET PROFIT (LOSS)                                                      $         0   $   (20,518)
                                                                       ============  ============
Net Profit (Loss) From Continuing
Operations Per Common Share                                                  0.002        (0.005)
                                                                       ============  ============

Net Income From Discontinued
Operations Per Common Share                                                      0        0.0035
                                                                       ============  ============

Weighted Average Shares Outstanding                                     14,503,730    12,676,724




See Notes to the Consolidated Financial Statements



                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                       Three Months Ended Jan. 31
                                                                       --------------------------
                                                                           1999            1998
Cash Flow From Operating Activities:
         Net Profit/(Loss)                                             $    30,487  $    (20,518)

         Adjustment to reconcile net income
         to net cash provided by operating activities
                  Depreciation                                              15,742         3,655
                  Increase from other Assets                               117,685          (251)
                  Decrease in Other Liabilities                           (162,750)       (1,081)
                                                                       ------------  ------------
         Net Cash Used by Operations                                         1,164       (18,195)

Cash Flows from Investing Activities                                       (76.604)            0
                                                                       ------------  ------------

Cash Flows from Financing Activities
         Stockholder Loan Advance (Repayment)                              (24,353)      (10,000)
                                                                       ------------  ------------

Net Cash Provided (Used) in Financing Activities                           (11,891)      (10,000)
                                                                       ------------  ------------

Net Increase (Decrease) in Cash                                           (111,684)      (28,195)

Cash at Beginning of Period                                                206,786        59,963
                                                                       ------------  ------------

Cash at end of Period                                                  $   149,102   $    31,768
                                                                       ============  ============



See Notes to Consolidated Financial Statements:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

(1)      Summary of Significant Accounting Policies

The financial statements are reported on a consolidated basis with the Company's wholly owned subsidiaries CEC Properties Corp, Classic Golf Management and First Golf. All material inter-company transactions have been eliminated.

The Company reports on the accrual basis of accounting whereby revenues are recognized when earned and expenses are recorded when incurred.

All adjustments made to the financial statements are of a normal recurring nature necessary to present fairly the financial condition of the Company.

(2)      Investment Properties

The Company adopted a plan to sell its two remaining rental properties in order to focus on its golf management operations. As such, the revenues and expense from rental operations are disclosed as discontinued operations in the income statement ended January 31, 1998. Both properties were sold during the Company's second fiscal quarter in 1998.

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

The Company manages, constructs and maintains golf courses through its wholly owned subsidiaries, Classic Golf Management and First Golf Corporation. It currently has three management contracts in the Atlanta GA. area and one in Arizona. (The Company is responsible for the snack bar, carts, driving range, tennis and employees, with the Company retaining the revenues from those operations. The Company's employees are obtained from a third party who, effectively leases the Company its employees. The Company is focusing its efforts on bidding and obtaining new management contracts and acquisition of related companies.

In October, 1997 the Company completed its acquisition of Classic Golf Management and purchased the assets of Classic Golf Shops. Prior to November 1997 the Company's primary income was from rental properties. The Company divested itself of all of those properties by April 1, 1998 in order to focus on its golf management business. In October of 1998 the company completed an acquisition of First Golf Corporation of Tempe, Arizona. First Golf is in the business of golf course construction management and currently is in the process of constructing 3 golf courses and have 8 pending in various phases of development.

On May 30, 1998, the Company completed a $1,005,000 Convertible Preferred Offering and used part of the proceeds to retire debt and for acquisitions.


RESULTS OF OPERATIONS THREE MONTHS ENDED JANUARY 31, 1999 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1998
--------------------------------------------------------------------------------

The majority of the increase in revenues for the first quarter, from $409,664 in 1998 to $729,146 in 1999, was generated from revenues related to the acquisition of Classic Golf Management.

The expenses were $698,659 in the first quarter of 1999, up from $430,182 in 1998. Most of the increase was attributable to the recently acquired operations of Classic Golf Management and First Golf. Operating expenses were $687,719 in 1999 and $299,000 in 1998. General and administrative expenses of $307,780 in 1999 were 42% of revenue and 45% of total expenses. In 1998 expenses of $129,000 were 31% of revenue and 30% of total expense.

The resulting Net Income was reduced from a loss of ($20,518) in 1998 to $30,487 profits in 1999.

CAPITAL AND LIQUIDITY RESOURCES
--------------------------------------------------------------------------------

Historically the Company has been undercapitalized. The Company has financed itself from the cash flow of operations, the sales of its real estate properties and loans from the principal stockholder. The Company anticipates, based on current plans and assumptions relating to its operations, that the Company's existing business and cash generated from operations should be sufficient to satisfy the Company's contemplated cash requirements for at least 18 months. There can be no assurance, however, that the Company will not require additional cash during or after such 18-month period.

An anticipated positive cash flow from Classic Golf Management and First Golf should eliminate the need to further borrow from the principal stockholder. The long-term debt of $767,000 incurred from the two rental properties was eliminated by their sale in the second fiscal quarter of 1998.

The Company estimates that it will incur additional capital expenditures of approximately $3,600,000 during the next fifteen months in connection with the acquisition and construction of golf courses. These will be provided through LLC's and third party lenders, of which none have yet been obtained.


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



                                                     CEC Properties, Inc.

                                                     By:/S/ Paul Balalis
                                                        ------------------------
                                                        Paul Balalis
                                                        President


                                                     By:/S/ Don Norbury
                                                        ------------------------
                                                        Don Norbury
                                                        Chief Financial Officer