Form 10QSB
period 1999-04-30
CEC PROPERTIES INC
filed 1999-06-14
CIK 74454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

For the quarterly period ended:                      April 30, 1999
----------------------------------------------------------------------------

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

                           Yes   X       No
                           -------       -------



Indicate the number of shares outstanding of each of the issuer's classes of Common stock, as of the latest practicable date:

15,161,011 shares of common stock as of 4/30/99

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

In the opinion of the Registrant, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position, results of operations and cash flows of the Registrant for the three and six months periods ended April 30, 1999 and 1998 have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

--------------------------------------------------------------------------------


                              CEC PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS

                                                                  Apr 30, 1999     Oct 31,1998
                                                                  -------------   -------------
                                                                    Unaudited       Audited

ASSETS
------

Investment                                                        $     83,151    $     25,000
Cash                                                                    61,431         200,400
Other                                                                1,617,201       1,272,032
                                                                  -------------   -------------

                  TOTAL ASSETS                                    $  1,761,783    $  1,497,432
                                                                  =============   =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
-----------

Notes Payable                                                     $     43,840    $     11,884
Due to Stockholders                                                    251,126          89,367
Other                                                                  391,806         394,672
                                                                  -------------   -------------

                  TOTAL LIABILITIES                               $    686,772    $    495,923
                                                                  -------------   -------------

STOCKHOLDER'S  EQUITY
---------------------
Preferred stock, $0.90 par value: 6,000,000 shares
   Authorized; and 362,000 and 1,005,000 outstanding
   Apr 30,1999 and Oct 31,1998 respectively,
   (liquidation preference $ 226,250 and $ 1,005,000
   respectively)                                                  $    325,800    $    706,232

Common Stock      $ .01 Par Value, Shares Authorized:
                  30,000,000:15,611,011 and 13,674,198
                  outstanding at Apr 30, 1999 and
                  Oct 31, 1998, respectively                      $    156,110    $    136,742
Additional Paid In Capital                                        $ 24,193,545    $ 23,823,752
Accumulated Deficit                                               $(23,665,217)   $(23,665,217)
Current (Loss)/Profit                                                   64,773    $    (99,431)
                                                                  -------------   -------------

                  TOTAL STOCKHOLDER'S  EQUITY                        1,075,011       1,002,509

                  TOTAL LIABILITIES &
                  STOCKHOLDER'S EQUITY                            $  1,761,783    $  1,497,432
                                                                  =============   =============




See Notes to the Consolidated Financial Statements:


                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                   Three Months Ended Apr 30
                                                                  ----------------------------
                                                                      1999           1998

REVENUE

CONTINUING OPERATIONS:
                  REVENUE                                         $    766,430   $    282,691


                  OPERATING EXPENSES                                   721,965        339,563
                  INTEREST                                               1,306              0
                  DEPRECIATION                                           8,872              0
                                                                  -------------  -------------
                  TOTAL EXPENSES                                  $    732,143   $    339,563
                                                                  -------------  -------------

         PROFIT /(LOSS) FROM CONTINUING
         OPERATIONS                                               $     34,287   $    (56,872)
                                                                  =============  =============

DISCONTINUED OPERATIONS:

                  INCOME                                                     0          8,039
                  GAIN ON SALE OF ASSETS                                     0         95,473
                                                                  -------------  -------------
                                                                             0        103,512
                  OPERATING EXPENSE                                          0              0
                  INTEREST                                                   0         39,383
                  DEPRECIATION                                               0          2,489
                                                                  -------------  -------------
                                                                             0         41,872
         INCOME FROM
         DISCONTINUED OPERATIONS                                             0         61,640
                                                                  -------------  -------------

NET PROFIT (LOSS)                                                 $     34,287   $      4,768
                                                                  =============  =============
Net Profit (Loss) From Continuing
Operations Per Common Share                                              0.002        (0.0044)
                                                                  =============  =============
Net Income From Discontinued
Operations Per Common Share                                                  0         0.0047
                                                                  =============  =============

Weighted Average Shares Outstanding                                 15,161,011     12,989,226



                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                    Six Months Ended Apr 30
                                                                  ----------------------------
                                                                      1999            1998

REVENUE

CONTINUING OPERATIONS:
                  REVENUE                                         $  1,495,576   $    631,505



                  OPERATING EXPENSES                              $  1,411,086        753,285
                  INTEREST                                               1,009              0
                  DEPRECIATION                                          18,708              0
                                                                  -------------  -------------
                  TOTAL EXPENSES                                  $  1,430,803   $    753,285
                                                                  -------------  -------------

         (LOSS) PROFIT FROM CONTINUING
         OPERATIONS                                               $     64,773   $   (121,780)
                                                                  =============  =============

DISCONTINUED OPERATIONS:

                  INCOME                                                               68,889
                  GAIN ON SALE OF ASSETS                                               95,473
                                                                  -------------  -------------
                                                                             0        164,362

                  OPERATING EXPENSE                                                         0
                  INTEREST                                                             52,188
                  DEPRECIATION                                                          6,144
                                                                  -------------  -------------
                                                                             0         58,332
         INCOME (LOSS) FROM
         DISCONTINUED OPERATIONS                                             0        106,030
                                                                  -------------  -------------

NET (LOSS)PROFIT                                                  $     64,773   $    (15,750)
                                                                  =============  =============
Net Loss From Continuing
Operations Per Common Share                                              0.004        (0.0094)
                                                                  =============  =============
Net Income From Discontinued
Operations Per Common Share                                                  0         0.0082
                                                                  =============  =============

Weighted Average Shares Outstanding                                 15,161,011     12,989,226



See Notes to the Consolidated Financial Statements


                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                    Six Months Ended Apr 30
                                                                  ----------------------------
                                                                       1999          1998
Cash Flow From Operating Activities:
         Net Profit/Loss                                          $     64,773   $    (15,750)

         Adjustment to reconcile net income
         to net cash provided by operating activities
                  Depreciation                                          30,519          6,144
                  Gain on Sale of Assets                                     0        (95,473)
                  (Increase) Decrease in other Assets                 (375,688)       (17,981)
                  Increase (Decrease) in Other Liabilities              (2,866)         9,611
                                                                  -------------  -------------
         Net Cash Used by Operations                                  (283,262)      (113,449)

Cash Flows from Investing Activities                                   (58,151)             0
                  Proceeds from Sale of
                  Rental Property                                            0        844,935
                                                                  -------------  -------------
Net Cash Provided by Investing Activities                              (58,151)       844,935
                                                                  -------------  -------------

Cash Flows from Financing Activities
         Preferred Stock(Decrease)                                    (380,432)             0
         Common Stock Increase                                          19,368              0
         Additional Paid-In Capital Increase                           369,793              0
         Stockholder Loan Advance (Repayment)                          161,759         (3,565)
         Long-term Debt (Reduction)Increase                             31,956       (766,548)
                                                                  -------------  -------------
Net Cash Provided (Used) in Financing Activities                       202,444       (770,113)
                                                                  -------------  -------------

Net Increase (Decrease) in Cash                                       (138,969)       (38,627)
Cash at Beginning of Period                                            200,400         59,963
                                                                  -------------  -------------

Cash at end of Period                                             $     61,431   $     21,336
                                                                  =============  =============


See Notes to the Consolidated Financial Statements

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

(2)     Discontinued Operations

        The Company adopted a plan to sell its two remaining rental properties in order to focus on its golf management operations. As such, the revenues and expense from rental operations are disclosed as discontinued operations in the income statement for the quarters ended April 30, 1999 and January 31, 1999. Both properties were sold during the Company's second fiscal quarter in 1998. Revenues and expenses in 1999 are from continuing operations.

        For comparability, the presentation of the prior year periods has been changed to conform with the presentation in the current year.

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

        The Company operates through two wholly owned subsidiaries and a joint venture. All of its' business is focused on golf and golf related areas.

        First Golf, located in Tempe, Arizona provides program and construction management, design review and financing to municipalities and private entities that want to develop golf courses and golf communities. Currently First Golf is managing the construction of a 27 hole course in South Carolina, an 18 hole course in Oregon and the revamp of three holes in Scottsdale, Arizona.

        Classic Golf Management Inc. is located in Marietta, Georgia and provides facility management, consulting, turf management and teaching services for three golf courses in the Atlanta, Georgia area, one course in Arizona and one in New Jersey. Additionally, they have signed agreements to manage two new courses as soon as they are completed by First Golf.

        Classic Golf Management acquired a 50% ownership interest in Diamond Turf, LLC, a turf farm located in Cordele, GA. Diamond Turf has been awarded contracts valued at approximately $ 570,000, to provide grass for a 27-hole golf course in South Carolina and provide sprigs and sod throughout Georgia and Florida. The grass will be delivered during the third and fourth quarter of 1999. Diamond Turf has received the licenses to grow two new, improved strains of Bermuda grass from the Georgia Research Foundation. The strains are TifEagle, a new, improved greens grass and TifSport, a fairway grass. Diamond Turf is in the process of expanding the acreage of TifSport from 7 acres to 57 acres.

RESULTS OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 1999 COMPARED TO THREE MONTHS ENDED APRIL 30, 1998
--------------------------------------------------------------------------------

        The majority of the increase in revenues for the second quarter, from $386,570 in 1998 to $766,430 in 1999, was generated from revenues related to operations of the recent acquisitions of Classic Golf Management and First Golf.

        The expenses were $732,144 in the second quarter of 1999, up from $381,435 in 1998. Most of the increase was attributable to the recently acquired operations of First Golf and the legal and accounting costs attributable to the acquisition. Operating expenses were $728,339 in 1999 and $339,563 in 1998.

        The resulting Net Income was increased from $4,768 in 1998 to $34,287 profits in 1999.


RESULTS OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 1999 COMPARED TO SIX MONTHS ENDED APRIL 30, 1998
--------------------------------------------------------------------------------

        The primary increase in revenues for the first six months of 1999 compared to the first six months of 1998 was generated from the operations of the recent acquisition of First Golf. The revenues in 1999 were $ 1,495,576 and $ 631,505 in 1998, an increase of 137%.

        The Company's expenses for the first six months of 1999 were $1,430,803, up from $ 753,285 in 1998.

        The resulting profit of $64,773 in 1999 was an increase from a loss of $ 121,780 in 1998.


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

        An anticipated positive cash flow from Classic Golf Management and First Golf should eliminate the need to further borrow from the principal stockholder. The previous long-term debt of $767,000 incurred from the two rental properties was eliminated by their sale in the second fiscal quarter of 1998.

        The Company estimates that it will incur additional capital expenditures of approximately $3,600,000 during the next fifteen months in connection with further acquisitions and construction of golf courses. These funds will be provided through third party lenders and other sources. None of which has yet been obtained.

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


FORWARD-LOOKING STATEMENTS
--------------------------------------------------------------------------------

        The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its business, and there will be no material adverse change in the Company's operations or business. The foregoing assumptions are based on judgments with respect to, among other things, information available to the Company, future economic, competitive and market conditions and future business decisions. All are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of other risks presented by the Company's business and operations which could cause the Company's financial performance to vary markedly from prior results or results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company's results of operations. In light of significant uncertainties inherent in forward-looking information included in this quarterly Report on Form 10QSB, the inclusion of such information should not be regarded as a representation by the Company or any person that the Company's objectives or plans will be achieved.


PART II.  OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

        (a) On March 2, 1999 the Company issued 17,600 shares of its Common Stock and on April 7, 1999 the Company issued 25,000 shares of its Common Stock.
        (b)     These shares were issued to two accredited investors.
        (c) The March 2, 1999 issuance was to a consultant in connection with services rendered to the Company. The April 7, 1999 issuance was in connection with the exercise of an option for which the Company received $10,000 ($.40 per share). There were no commissions.

        (d) The shares sold were exempt under Section 4(2) of the Securities Act in that they were sold to two accredited investors, each of whom represented they were purchasing for their own account for investment only and not with the view toward the resale or distribution thereof.


SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


                       June 10, 1999

                                                    CEC Properties, Inc.

                                                    By:/S/ Paul Balalis
                                                       -------------------------
                                                       Paul Balalis
                                                       President


                                                    By:/S/ Don Norbury
                                                       -------------------------
                                                       Don Norbury
                                                       Chief Financial Officer