Form 10QSB
period 1999-07-31
CEC PROPERTIES INC
filed 1999-09-14
CIK 74454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934

For the quarterly period ended:                      July 31, 1999
----------------------------------------------------------------------------

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

15,551,733 shares of common stock as of 07/31/99

                                 CEC PROPERTIES
                            (A DELAWARE CORPORATION)

Part I  -  Financial Information

The condensed consolidated financial statements included herein have been prepared by the Registrant without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Registrant believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest Annual Report on Form 10-KSB.

In the opinion of the Registrant, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Registrant as of July 31, 1999, and the results of its operations and changes in its cash flows for the three and nine months periods ended July 31, 1999 and 1998 have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

--------------------------------------------------------------------------------


                              CEC PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS
                                  (unaudited)

                                                                       July 31, 1999         Oct 31,1998
                                                                       -------------         -----------
                                                                         Unaudited             Audited

ASSETS
------

Investment                                                             $    142,519         $     25,000
Cash                                                                         89,244              200,400
Other                                                                     1,579,181            1,272,032
                                                                       -------------        -------------

             TOTAL ASSETS                                              $  1,810,944         $  1,497,432
                                                                       =============        =============


                      LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
-----------

Notes Payable                                                          $     13,912         $     11,884
Due to Stockholders                                                         103,044               89,367
Other                                                                       509,285              394,672
                                                                       -------------        -------------

             TOTAL LIABILITIES                                         $    626,241         $    495,923
                                                                       -------------        -------------

STOCKHOLDER'S  EQUITY
---------------------
Preferred stock, $0.90 par value: 6,000,000 shares
  Authorized; and 160,000 and 1,005,000 outstanding
  July 31,1999 and Oct 31,1998 respectively,
  (liquidation preference $ 90,000 and $ 1,005,000
  respectively)                                                        $    144,000         $    706,232

Common Stock    $ .01 Par Value, Shares Authorized:
                30,000,000:15,551,733 and 13,674,198
                outstanding at July 31, 1999 and
                Oct 31, 1998, respectively                             $    155,517         $    136,742
Additional Paid In Capital                                             $ 24,375,938         $ 23,823,752
Accumulated Deficit                                                    $(23,665,217)        $(23,565,786)
Current (Loss)/Profit                                                       174,465         $    (99,431)
                                                                       -------------        -------------

             TOTAL STOCKHOLDER'S  EQUITY                                  1,184,703            1,001,509

             TOTAL LIABILITIES &
             STOCKHOLDER'S EQUITY                                      $  1,810,944         $  1,497,432
                                                                       =============        =============

See Notes to the Consolidated Financial Statements:


                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                                                                       Three Months Ended July 31
                                                                      -----------------------------
                                                                           1999             1998

REVENUE
-------
CONTINUING OPERATIONS:
          REVENUE                                                     $  1,080,872     $    333,000



          OPERATING EXPENSES                                               962,496          385,000
          INTEREST                                                             102                0
          DEPRECIATION                                                       8,582                5
                                                                      -------------    -------------
          TOTAL EXPENSES                                              $    971,180     $    390,000
                                                                      -------------    -------------

    PROFIT /(LOSS) FROM CONTINUING
    OPERATIONS                                                        $    109,692     $    (57,000)
                                                                      =============    =============

DISCONTINUED OPERATIONS:

           INCOME                                                                0                0
           GAIN ON SALE OF ASSETS                                                0               (2)
                                                                      -------------    -------------
                                                                                 0               (2)

           OPERATING EXPENSE                                                     0                0
           INTEREST                                                              0                0
           DEPRECIATION                                                          0                0
                                                                      -------------    -------------
                                                                                 0                0
    INCOME FROM
    DISCONTINUED OPERATIONS                                                      0                0
                                                                      -------------    -------------

NET PROFIT (LOSS)                                                     $    109,692     $    (57,000)
                                                                      =============    =============
Net Profit (Loss) From Continuing
Operations Per Common Share                                                   0.01            (0.01)
                                                                      =============    =============

Net Income From Discontinued
Operations Per Common Share                                                   0.00             0.00
                                                                      =============    =============

Weighted Average Shares Outstanding                                     15,551,733       12,989,226



                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)
                                                                         Nine Months Ended July 31
                                                                      -------------------------------
                                                                           1999            1998

REVENUE
-------
CONTINUING OPERATIONS:
          REVENUE                                                     $   2,576,447     $    965,000



          OPERATING EXPENSES                                          $   2,373,535        1,059,000
          INTEREST                                                            1,447                0
          DEPRECIATION                                                       27,000                5
                                                                      --------------    -------------
          TOTAL EXPENSES                                              $   2,401,982     $  1,064,000
                                                                      --------------    -------------

    (LOSS) PROFIT FROM CONTINUING
    OPERATIONS                                                        $     174,465     $    (99,000)
                                                                      ==============    =============

DISCONTINUED OPERATIONS:

          INCOME                                                                              69,000
          GAIN ON SALE OF ASSETS                                                              94,000
                                                                      --------------    -------------
                                                                                  0          163,000

          OPERATING EXPENSE                                                                   66,000
          INTEREST                                                                            67,000
          DEPRECIATION                                                                         6,000
                                                                      --------------    -------------
                                                                                  0          139,000
    INCOME (LOSS) FROM
    DISCONTINUED OPERATIONS                                                       0           26,000
                                                                      --------------    -------------

NET (LOSS)PROFIT                                                      $     174,465     $    (75,000)
                                                                      ==============    =============
Net Loss From Continuing
Operations Per Common Share                                                    0.01            (0.01)
                                                                      ==============    =============
Net Income From Discontinued
Operations Per Common Share                                                    0.00             0.00
                                                                      ==============    =============

Weighted Average Shares Outstanding                                      15,551,733       12,989,226

See Notes to the Consolidated Financial Statements


                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                         Nine Months Ended July 31
                                                                      ------------------------------
                                                                           1999              1998
Cash Flow From Operating Activities:
     Net Profit/Loss                                                  $    174,465     $    (90,007)

     Adjustment to reconcile net income
     to net cash provided by operating activities
              Depreciation                                                  27,000           11,356
              Gain on Sale of Assets                                             0           26,237
              (Increase) Decrease in other Assets                         (334,149)          74,043
              Increase (Decrease) in Other Liabilities                      (2,028)        (149,727)
                                                                      -------------    -------------
     Net Cash Used by Operations                                          (305,121)        (128,098)

Cash Flows from Investing Activities                                      (117,519)               0
              Proceeds from Sale of
              Rental Property                                                    0          504,073
              New Capital Stock                                                  0          958,116
                                                                      -------------    -------------
Net Cash Provided by Investing Activities                                 (117,519)       1,462,189
                                                                      -------------    -------------

Cash Flows from Financing Activities
     Preferred Stock(Decrease)                                            (562,232)               0
     Common Stock Increase                                                  18,775                0
     Additional Paid-In Capital Increase                                   552,186                0
     Stockholder Loan Advance (Repayment)                                   13,677          (88,000)
     Long-term Debt (Reduction)Increase                                    114,613         (887,789)
                                                                      -------------    -------------
Net Cash Provided (Used) in Financing Activities                           137,019         (975,789)
                                                                      -------------    -------------

Net Increase (Decrease) in Cash                                           (111,156)         358,306
Cash at Beginning of Period                                                200,400           59,963
                                                                      -------------    -------------

Cash at end of Period                                                 $     89,244     $    418,269
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

(2)      Discontinued Operations

The Company adopted a plan to sell its two remaining rental properties in order to focus on its golf management operations. As such, the revenues and expense from rental operations are disclosed as discontinued operations in the income statement for the quarters ended April 30, 1998 and January 31, 1998. Both properties were sold during the Company's second fiscal quarter in 1998. Revenues and expenses in 1999 are from continuing operations.

For comparability, the presentation of the prior year periods has been changed to conform with the presentation in the current year.

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         The Company operates through two wholly owned subsidiaries and a limited liability company interest. All of its' business is focused on golf and golf related areas.

         First Golf, located in Tempe, Arizona provides program and construction management, design review and financing to municipalities and private entities that want to develop golf courses and golf communities. Currently First Golf is managing the construction of a 27 hole course in South Carolina, an 18 hole course in Oregon, 36 holes in New Mexico and the revamp of three holes in Scottsdale, Arizona.

         Classic Golf Management Inc. is located in Marietta, Georgia and provides facility management, consulting, turf management and teaching services for three golf courses in the Atlanta, Georgia area and one in New Jersey. Additionally, they have signed agreements to manage 2 new courses as soon as they are completed by First Golf, which is expected in the 2nd and 3rd quarters of 2000 respectively.

         Classic Golf Management acquired a 50% ownership interest in Diamond Turf, LLC, a turf farm located in Cordele, GA. Diamond Turf has been awarded contracts in excess of $600,000, including $ 570,000 to provide grass for a 27-hole golf course in South Carolina. The grass will be delivered to golf courses in South Carolina, Georgia and Florida during the third and fourth quarters of 1999. Diamond Turf has licenses from the Georgia Research Foundation to grow two new, improved strains of Bermuda grass. The strains are TifEagle, a new, improved greens grass and TifSport, a fairway grass. Diamond Turf is in the process of expanding its acreage devoted to TifSport from 7 acres to 60 acres.

RESULTS OF OPERATIONS
THREE MONTHS ENDED JULY 31, 1999 COMPARED TO THREE MONTHS ENDED JULY 31, 1998
--------------------------------------------------------------------------------

         The majority of the increase in revenues for the third quarter, from $330,000 in 1998 to $1,080,872 in 1999, was generated from revenues related to operations of the recent acquisitions of Classic Golf Management and First Golf and the income from Diamond Turf.

         The expenses were $971,180 in the third quarter of 1999, up from $390,000 in 1998, largely due to the increased activities of the company's operations.

         Operating expenses were $962,496 in 1999 and $385,000 in 1998, largely due to the increased activities of the company's operations.

         The resulting Net Income increased from a loss of ($57,000) in 1998 to a $109,692 profit in 1999 due to the improved results from the company's above noted operations.


RESULTS OF OPERATIONS
NINE MONTHS ENDED JULY 31, 1999 COMPARED TO NINE MONTHS ENDED JULY 31, 1998
--------------------------------------------------------------------------------

         The increase in revenues for the first nine months of 1999 as compared to the first nine months of 1998 was generated from the operations of First Golf, the good weather enjoyed by golf courses managed by Classic Golf Management and the initial revenues received from the Diamond Turf interest. The revenues in 1999 were $ 2,576,447 and $ 956,000 in 1998, an increase of 169 %.

         The Company's expenses for the first nine months of 1999 were $2,401,982, up from $ 1,064,000 in 1998. The increase was due to the increased activities of the company's operations.

         The resulting profit of $174,465 in 1999 was an increase from a loss of $ (75,000) in 1998.


CAPITAL AND LIQUIDITY RESOURCES
--------------------------------------------------------------------------------

         Historically the Company has been undercapitalized. The Company has financed itself from the cash flow of operations, the sales of its real estate properties and loans from the principal stockholder. The Company anticipates, based on current plans and assumptions relating to its operations, that the Company's existing business and cash generated from operations should be sufficient to satisfy the Company's contemplated cash requirements for at least 12 months. There can be no assurance, however, that the Company will not require additional cash during or after such 12-month period.

         An anticipated positive cash flow from Classic Golf Management, First Golf and Diamond Turf should eliminate the need to further borrow from the principal stockholder. The previous long-term debt of $767,000 incurred from the two rental properties was eliminated by their sale in the second fiscal quarter of 1998.

         The Company estimates that it will incur additional capital expenditures of approximately $3,600,000 during the next twelve months in connection with further acquisitions and construction of golf courses. The company intends to seek these funds through third party, associates and lenders, which have not yet been obtained.


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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings.

         On July 8, 1999, an action entitled Pudding Ridge Limited Partnership
v. First Golf Corporation, W. Samuel Gunderson, CEC Properties, Inc., John Inman and Charles Bradley was filed in the General Court of Justice, Superior Court Division of the State of North Carolina, County of Davie. The case was subsequently transferred to the United states District court for the Middle District of North Carolina, Salisbury Division and bears case number 1:99 CV 00660. The complaint against the Company (the First Golf Corporation defendant is not, to the best of the Company's knowledge, the Company's subsidiary, but a separate company from which the Company acquired certain assets which were placed by the Company into a new entity of the same name but incorporated in another jurisdiction) alleges that the Company's payment for the acquisition of assets from First Golf should have been used to discharge alleged debts owed to the plaintiff by the seller, that the Company induced First Golf to continue in its beach of a lease with the plaintiff and that the Company breached a covenant of good faith and fair dealing it owed to the plaintiff. Damages sought are unspecified. The company has only recently been served with the action however, the Company believes the claims against it are without merit and intends to vigorously defend the action.




SIGNATURES
--------------------------------------------------------------------------------

Pursuant to the requirements of the Securities Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereto duly authorized.


                       September 14, 1999

                                                     CEC Properties, Inc.

                                                     By:
                                                        /S/ Paul Balalis
                                                        ------------------------
                                                        Paul Balalis
                                                        President


                                                     By:
                                                        /S/ Don Norbury
                                                        ------------------------
                                                        Don Norbury
                                                        Chief Financial Officer