Form 10KSB
period 1999-10-31
CEC PROPERTIES INC
filed 2000-02-15
CIK 74454

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended October 31, 1999           Commission File No.

     CEC PROPERTIES, INC.                                      0-188
-------------------------------                      ---------------------------
(Name of small business issuer
 in its charter

           Delaware                                          13-1919940
-------------------------------                      ---------------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                       Identification Number)


1500 W. Balboa Blvd., Suite 201, Newport Beach, CA 92663
--------------------------------------------------------
(Mailing address)                             (Zip Code)

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

State issuer's revenues for its most recent fiscal year $2,567,339.

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of January 24, 2000, which was $4,356,912.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                                Outstanding at
         Class                                                 January 25, 2000
----------------------------                                   -----------------
Common Stock, $.01 par value                                       15,601,734
                                                               -----------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                 Transitional Small Business Disclosure Format:

                                  Yes     No X

                                     PART I
                                     ------

ITEM 1.  DESCRIPTION OF BUSINESS.
-------  ------------------------

                                    BUSINESS

         BACKGROUND. CEC Properties, Inc., a Delaware corporation (the "Company") was incorporated in 1960. In 1995 Mr. Balalis, the Company's largest stockholder (see "Item 12. Certain Relationships and Related Transactions"), acquired control of the inactive Company and changed its name to CEC Properties, Inc. Shortly thereafter Mr. Balalis contributed three small multi-family-type commercial residential real estate parcels to the Company.

         On October 1, 1998, the Company acquired substantially all of the assets of First Golf Corporation, a South Dakota corporation located in Tempe, Arizona. First Golf manages the construction of golf courses and has built 25 courses since 1987. The assets acquired consisted primarily of contracts and proposals for future construction of golf courses. Construction is in progress as to three of those contracts and has been completed as to three others. Additionally, the Company assumed management of three courses then being managed by First Golf. The Company paid $125,000 in cash and agreed to pay an additional $75,000 on May 1, 1999. The Company also issued 640,000 of its shares of Common Stock of which 336,000 were pledged to be delivered over the next two years based upon the financial performance of the First Golf assets. No additional shares were issued in 1999. The Company may be required to issue additional shares depending upon the price of the Company's stock on or about October 31, 2000. As a result of these contingencies the amount of shares ultimately delivered may be reduced by up to 336,000 shares or increased by as much as an additional 445,440 shares.

         In October, 1997 the Company acquired all of the outstanding stock of Classic Golf Management, Inc., a privately held Georgia corporation, which managed two golf courses in Georgia. The Company paid $103,250 cash down and delivered 29,500 shares of Common Stock to Milton Abell (see "Item 12. Certain Relationships and Related Transactions"). Additionally, the Company agreed, subject to certain conditions, to pay up to an additional $14,750 in October 1999, and subject to meeting certain revenue guarantees in October 1999 and 2000, deliver up to an additional 14,750 shares of Common Stock. Concurrently, the Company also acquired certain assets of Classic Golf Shops, Inc., an entity owned by Mr. Abell. Classic Golf Shops is a golf apparel and accessory shop located adjacent to the managed golf courses. The Company also acquired certain assets owned by Mr. Abell as follows: equipment and trade name of "Golf 101 for a golf teaching method and equipment and a tradename of "Hydroturf" for a golf greens maintenance program. They were acquired in exchange for $71,750 cash and 20,500 shares of Common Stock. Additionally, the Company agreed, subject to certain conditions, to deliver up to an additional 20,500 shares of Common Stock in two equal annual installments to be delivered one-half in October, 1998 and subject to meeting certain revenue guarantees in October 1999 and October, 2000, the balance. The Company also agreed, in both transactions, to pay the seller any differential between the average publicly quoted price of the Common Stock in November, 2000 and $3.00 per share. Mr. Balalis personally guaranteed payment to Mr. Abell pursuant to these transactions (See "Item 12. Certain Relationships and Related Transactions"). Funds necessary for the transactions came from the Company's general working capital and $59,000 which was loaned to the Company by Mr. Balalis (see "Item 12. Certain Relationships and Related Transactions").

         GOLF COURSE MANAGEMENT. The Company is engaged in the management of golf courses with a current portfolio of two golf properties consisting of public (or daily fee) courses (see "Item 2. Description of Property"). The Company's courses are in the Atlanta, Georgia area which has a large golfing population and an attractive climate. The clustering of two courses in the Atlanta, Georgia area enables the Company to efficiently manage its courses and improve profitability by sharing many administrative functions and capitalizing on joint marketing opportunities and economies of scale. The Company has also contracted, upon their completion, to manage an 18 hole course in Union, Oregon, a 27 hole course in North Charleston, South Carolina and a 36 hole course in Santa Fe, New Mexico, courses for which the Company is currently serving as the construction manager.

         The Company's golf course management business consists primarily of operating golf courses and related facilities, which include greens fees, food and beverage concessions, golf cart rentals, retail merchandise sales and teaching. The Company's two courses and two pro shop facilities are leased pursuant to short-term leases of up to three years. While the leases are short-term, historical pattern is to renew the leases so long as the Company performs in a satisfactory manner. The Company has no reason to believe any of its present leases will not be renewed, however, there is always the possibility that a lease will not be renewed, which could have a significant negative impact on the Company.

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

         GOLF COURSE CONSTRUCTION MANAGEMENT. The Company is also engaged in managing the construction of an 18 hole course in Union, Oregon, scheduled to open in Spring, 2000, a 27 hole course in North Charleston, South Carolina, scheduled to open in August, 2000 and a 36 hole course in Santa Fe, New Mexico, with the first 18 holes scheduled to open in Fall 2000 and the remaining 18 holes scheduled to open in Spring 2001. The Company has agreed to manage the construction of a new course in Hunterton, New Jersey, scheduled to begin in the Spring of 2000. The Company also holds an option to construct the Hickory Stick course in Cherokee County, Georgia and to manage the course pursuant to a 50-year lease upon its completion. The Hickory Stick agreement provides that it may be terminated by the county, without cause, subject to payment of termination fees. The Hickory Stick course, near Atlanta, Georgia, was designed by Milton Abell, vice president of the Company, who will also be the supervisor of construction and is scheduled for construction commencement as soon as necessary government permits are received.

         TURF AND SOD. In 1999, the Company became a 50% owner of Diamond Turf LLC, located in Cordele, Georgia. The other 50% is owned by an unrelated third party. Diamond Turf is currently growing 150 acres of TifEagle, a Burmuda grass for greens and TifSport, a Burmuda grass for fairways. This grass is sold both as sod and as bushels of stolens.

         INDUSTRY OVERVIEW. The National Golf Foundation states that in 1998 total spending at golf courses in the United States generated in excess of $30 billion in annual revenue on all golf related items including playing fees, practice range fees, equipment, clothing and miscellaneous items with growth averaging 12% per year since 1994. The ownership and operation of golf courses in the United States is highly fragmented, with less than five percent of golf courses owned and operated by multi-course management companies. The Company believes that the majority of golf course operators, including real estate developers and municipalities, are generally involved in golf course management because the golf course is an important component of their development or community, but that such operators do not have professional golf course management experience. As a result, owners are often interested in selling or leasing the golf facilities to third-party operators such as the Company. These owners frequently place significant emphasis on experience and reputation for quality management in selecting an owner or an operator, and the Company believes that through its acquisition of Classic Golf and First Golf and employment of its management (see "Item 11. Security Ownership of Certain Beneficial Owners and Management') its reputation in these areas will provide it with opportunities.

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

         Based upon reports from the National Golf Foundation there were 25.0 million golfers in the United States who played approximately 528 million rounds of golf during 1998. The Company believes that core golfers (those that play more than eight rounds per year) played a substantial majority of these rounds. The Company targets these core golfers by holding special golf events and improving reservation systems.

         The Company believes that golf course construction has been constrained as a result of several factors. Included are the difficulty in obtaining capital for real estate development, the significant land required to build a golf course and related facilities (approximately 150 acres) and increasing environmental regulation, particularly with regard to the availability of water in dry climate areas.

         BUSINESS STRATEGY. The Company's strategy is to grow its revenue and cash flow by improving operations and financial performance of its existing managed golf courses primarily by selectively upgrading the facilities and identifying and entering into management arrangements or acquiring courses which will benefit from the Company's management expertise or have been built with the Company managing construction. Key elements of the Company's operating strategy include:

MANAGEMENT AND ACQUISITIONS. The Company initially intends to develop and expand its operations through the management of construction of and development of new golf courses. The Company intends to expand its operations in the United States outside of Georgia through its management of golf courses under construction as well as acquisitions or other arrangements with companies involved in the golf industry. In this regard, the projects undertaken by First Golf afford the Company with the opportunity to obtain a management relationship with respect to the courses for which the Company is performing construction management. Currently, the Company is in the process of construction management for courses in Oregon, South Carolina and New Mexico, which the Company will manage upon their completion.

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

The following summarizes the primary components of the Company's strategy:

CLUSTERING OF COURSES. The Company will seek to develop or manage courses in or near densely populated metropolitan markets. To the extent possible the Company would like to manage more than one course in an area. This clustering strategy is designed to facilitate management and marketing and improve the profitability of each course because of the ability to share administrative and operating expenses. In addition, clustering allows the Company to operate facilities with fewer on-site management personnel by consolidating several course-level management jobs or eliminating them altogether in favor of a single regional or headquarters position. For example, a cluster provides cross-marketing opportunities such as exchanging play privileges, advertising multiple properties in a single campaign and promoting tournament play at a course within the cluster.

FOCUS ON FAVORABLE GOLF MARKETS. The Company targets golf courses in markets with characteristics, which it believes are favorable to golf course ownership and management. For example, the Company concentrates on courses convenient to metropolitan areas with dense populations but relatively few golf courses in relation to the size of the golfing population. In addition, the Company attempts to focus on markets with a high number of playable days per year, enabling the Company to maximize revenue and course utilization and thereby capitalize on the operating leverage inherent in golf course management.

To date, the Company primarily has targeted courses in areas with extended good weather conditions. Maximizing revenue is an important component of profitability due to the high fixed cost nature of golf course operation, and these markets typically have minimal weather risks and a high number of playable days per year (i.e. high capacity). For instance, because of better weather conditions the number of playable days are substantially greater than in the upper Midwest. Additionally, greens fee pricing in these markets tends to be higher than the national average because of shortages of supply relative to demand and the impact of tourists on pricing. Seasonal tourists have fairly inelastic demand because greens fees represent only a relatively small portion of overall vacation expenses. Furthermore, the age demographics in these markets and the abundance of retirees with ample leisure time contribute to a high demand for golf.

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

         GREENTRAC.COM, INC. In or about December 1999, Paul Balalis, Donald Norbury, Charles Packard and Timothy Carda (see "Item 9. Directors, Officers, Promoters and Control Persons" and "Item 12. Certain Relationships and Related Transactions"), together with others, contributed a portion of the initial $4,000,000 capitalization and agreed to be involved with a new company to be known as Greentrac.com, Inc. Greentrac was formed to establish an internet-based business to business marketplace for the procurement of commercial groundskeeping equipment and supplies. Greentrac is intended to bring together buyers and sellers to select and purchase their groundskeeping supplies and equipment related to golf courses, landscaping contractors, municipalities and highway departments, among others. In exchange for the Company's agreement to arrange for $30,000,000 of sales per year through Greentrac, the Company received an approximate 14% interest in Greentrac.

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

         The management believes that as a result of the completed acquisitions of Classic Golf and First Golf it enjoys a favorable reputation in the industry. The Company principally competes for the management of golf courses with a small number of national golf course management companies. Included are American Golf Corporation, National Golf Properties, Inc. (a publicly traded real estate investment trust) and Club Corporation International as well as numerous smaller, regional companies, many of whom have more assets than the Company.

         EMPLOYEES. As of October 31, 1999, the Company employed 104 persons full time. Additionally, the Company contracts with an unrelated third party for the services of up to 75 persons at any single time at its Georgia golf course operations. Two full-time professional instructors are employed at each course. The Company believes that its employee relations are good. None of the Company's employees are represented by a labor union.

         GOVERNMENTAL REGULATION.

ENVIRONMENTAL MATTERS. Operations at the Company's golf courses involve the use and storage of various hazardous materials such as herbicides, pesticides, fertilizers, motor oil and gasoline. Under various federal, state and local laws, ordinances and regulations, an owner or operator of real property may become liable for the costs of removing such hazardous substances that are released on or in its property and for remediation of its property. Such laws often impose liability regardless of whether a property owner or operator knew of, or was responsible for, the release of hazardous materials. In addition, the presence of such hazardous substances, or the failure to remediate the surrounding soil when such substances are released, may adversely affect the ability of a property owner to sell such real estate or to pledge such property as collateral for a loan. Prior to acquiring golf courses, the Company intends to commission preliminary environmental assessments ("Phase I assessments") to evaluate the environmental condition of, and potential environmental liabilities associated with, such properties. Phase I assessments generally consist of an investigation of environmental conditions at the subject property (not including soil or groundwater sampling or analysis), as well as a review of available information regarding the site and conditions at other sites in the vicinity. The Company's management does not believe its present properties have problems which would have a material adverse effect on the Company's business, assets or results of operation, and the Company believes that it is in material compliance with all environmental laws, ordinances and regulations applicable to its properties and operations. However, the Company did not obtain a Phase I study with respect to its present properties, although it did receive certain representations and warranties from the prior operator in connection with its acquisition of Classic Golf. In any event, assurance cannot be given that the Phase I assessments reveal all potential environmental liabilities, whether or not material, and whether such issues may not arise in the future.

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

             DATE                                    TYPE OF      TYPE OF
COURSE NAME  ACQUIRED       LOCATION                 OPERATION    COURSE
-----------  ------------   ----------------------   ----------   --------------
City Club
  Marietta   11/01/91 (1)   Marietta, Georgia        Management   18 Hole public

Sugar Creek  11/01/93 (1)   DeKalb County, Georgia   Leased       18 Hole public

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

The Company's leases are short-term (up to three years). Historically, such leases are renewed on substantially the same basis so long as the Company's performance is satisfactory. While renewal discussions are almost always in progress the Company has no information which would indicate the leases will not continue to be renewed on the same or substantially similar basis as exists. However, there can not be a guaranty of such renewal and the loss of any lease could be a significantly material adverse event.

         OFFICE FACILITIES. The Company's present corporate offices are in Newport Beach, California and are owned by Paul Balalis, president, chief executive officer and principal stockholder of the Company. The Company pays $2600 per month pursuant to a lease expiring October 31, 2003. The Company believes this rate is currently less than the fair market value. The Company also retains offices in Georgia and Arizona which are leased on a month to month basis at $2,038 and $1,950 per month, respectively.

---------------
(1) Represents the date Classic Golf acquired or commenced management of operations of the course.

ITEM 3.  LEGAL PROCEEDINGS.
-------  ------------------

         There are no legal proceedings pending except that the Company continues to be named in an action filed by the California Native Plant Society and the Environmental Defense Center in the California Superior Court in Ventura County Case No. 176509 which seeks to stop the development of a golf course for which the Company at one time held an option to develop but has transferred that option to an unrelated third party. While the Company continues to be named as defendant it has no interest in the matter and has requested to be dismissed.

         The Company and its subsidiary First Golf Corporation, a Nevada corporation, have been named as defendants in that legal action entitled PUDDING RIDGE LIMITED PARTNERSHIP V. FIRST GOLF CORPORATION OF SOUTH DAKOTA, ET AL. pending in the United States District Court for the Middle District of North Carolina bearing Civil Action No. 1:99 CV0060 filed in July 1999. The case arises from a dispute between Pudding Ridge, First Golf Corporation, a South Dakota corporation, and certain of its individually named stockholders over the alleged breach of a lease and operation of a golf course in North Carolina. Neither the Company nor its wholly-owned First Golf subsidiary were parties to the lease or the operations of the golf course. The Company's wholly-owned First Golf subsidiary purchased certain assets, excluding the North Caroling golf course, from the South Dakota corporation in October 1998, approximately two months after the South Dakota corporation had been ejected from the Pudding Ridge golf course. Nevertheless, the Company and its wholly-owned subsidiary were named in the complaint seeking damages in an unspecified amount for breach of lease, breach of the covenant of good faith and fair dealing, breach of fiduciary duty, negligent misrepresentation, fraudulent misrepresentation, concealment and transfer, tortious interference with contract and unfair and deceptive trade practices. The Company has a motion pending to be dismissed from the action for lack of personal jurisdiction. Inasmuch as this action is at a very preliminary stage, no discovery has been conducted, it is thereby impossible to presently predict the outcome. The Company intends to vigorously contest the claims against it and its wholly-owned subsidiary.

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

                                       BID                          ASK
                                -----------------           -----------------

     Fiscal 1998                HIGH          LOW           HIGH          LOW

     1st quarter                .68           .48           .87           .53

     2nd quarter                2.50          .53           3.00          .81

     3rd quarter                2.00          .53           2.09          .87

     4th quarter                .93           .46           1.12          .68


     Fiscal 1999

     1st quarter                .75           .31           .91           .34

     2nd quarter                .81           .38           .95           .72

     3rd quarter                .63           .44           .66           .58

     4th quarter                .63           .30           .66           .37


On January 24, 2000, the last reported bid and ask price of the Common Stock by the National Quotation Bureau, Inc., was $.56 and $.62. As of January 24,2000, there were approximately 4,476 holders of record of the Common Stock.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------  ----------------------------------------------------------

         BACKGROUND. The Company was substantially reorganized in 1995. In November 1997, the Company adopted a plan to dispose of its remaining rental properties and concentrate on the Company's primary focus, the golf industry. In fiscal 1998, the remaining rental properties were sold. Of the $24,017,833 of accumulated deficit set forth in the Company's Consolidated Balance Sheet, $23,565,786 relates to activities prior to November 1, 1998. The Company manages and maintains golf courses and golf driving ranges through its wholly owned subsidiary, Classic Golf Management. It currently is operating under two golf management contracts where the Company owns the pro shop, and the teaching center, or pays a fee to a municipality landlord in a transaction which is similar to a triple net lease. The Company generally receives substantially all of the revenue from the carts, pro shop, driving range and lessons and pays substantially all expenses associated with those operations. The Company is focusing on bidding and obtaining new management contracts and acquisition of management companies.

         In October 1997, the Company acquired Classic Golf Management and purchased the assets of Classic Golf Shops. Prior to October 1997 the Company's primary income was from rental properties. The Company divested itself of all of those properties in order to focus on its golf operations. As such, the revenues and expense from investment properties are disclosed as income from discontinued operations in the income statement ended October 31, 1998. Both properties were sold during the Company's second fiscal quarter of 1998.

         In October 1998, the Company acquired the assets of First Golf Corporation, a company primarily engaged in the management of construction of golf courses. In this regard First Golf had existing contracts for construction management on three courses. The Company will manage the three courses which are presently scheduled to open in 2000. Additionally, First Golf is in various stages of discussions with respect to additional courses. However, the results of such discussions can not be predicted at this time and there is no guarantee that any of such discussions will result in a contractual management arrangement.

         The Company presently retains the rights to the Hickory Stick golf course to be built in Atlanta, Georgia. First Golf will be supervising the construction and the awarding of any contracts.

         In 1999, the Company became a 50% owner of Diamond Turf LLC, a company located in Cordele, Georgia engaged in the growing and sale of grass for golf course greens and fairways.

         The Company has consolidated all of its accounting functions into its Newport Beach headquarters. The program was implemented in the second quarter of fiscal 1999.

RESULTS OF OPERATIONS - YEAR ENDED OCTOBER 31, 1999 COMPARED TO
YEAR ENDED OCTOBER 31, 1998

         GOLF MANAGEMENT. Classic Golf Management manages two golf courses located in the Atlanta, Georgia area. In 1999 revenues from golf course operations increased six percent from $1,251,380 to $1,328,798. At the same time its expenses associated with golf course management declined 15% from $1,020,040 in 1998 to $867,019 in 1999 mainly due to the Company's termination of management at three courses during the year. Revenues and expenses are expected to increase in the current year as construction of three courses are completed for which the Company has management contracts.

         MANAGEMENT OF GOLF COURSE CONSTRUCTION. First Golf Corporation is currently managing the construction of three golf courses. Revenues from golf course construction management increased 1141% from $99,809 in 1998 to $1,238,541 in 1999 due to the fact that the Company only entered into this business in the last month of fiscal 1998. Similarly, expenses associated with golf course construction management increased 2971% from $12,916 in 1998 to $396,631 in 1999. The Company continues to seek additional courses to manage their construction and presently has one course slated to commence construction in 2000.

         GENERAL. The Company's General and Administrative expenses increased by 181% from $499,279 in 1998 to $1,403,343 in 1999. The majority of this increase resulted from costs in connection with the expansion of the Company into other areas of business as well as costs incurred in connection with its capital raising activities.

         The Company had a loss in 1998 of $99,431 and a profit in 1999 of $1,961. The equivalent net loss per common share was $(0.03) in 1998 and $(0.01) in 1999. The Company's revenue from all operations in 1998 was $1,351,189 compared to 1999 of $2,567,339, a 90% increase. The expenses from all operations increased by 74% from $1,532,235 in 1998 to $2,666,993 in 1999.

         The Company's overall improvement is largely the result of the Company's construction management revenues and revenues from its 50% interest in the new Diamond Turf operations.

LIQUIDITY AND CAPITAL

         Cash decreased for the year ended October 31, 1999 by $123,714. Accounts receivable increased by $128,598 reflecting the Company's utilization of its cash in its construction management business and other business activities. In connection therewith the Company's current liabilities increased from $495,923 to $520,386.

         Historically the Company has been undercapitalized. The Company has financed itself from the cash flow of operations, the sales of its properties and loans from the principal stockholder. In May 1998, the Company raised approximately $706,000 after commissions and expenses in connection with its private placement of convertible preferred stock. The Company anticipates, based on current plans and assumptions relating to its operations, that the cash generated from its operations, should be sufficient to meet the Company's contemplated cash requirements for its current business operations for at least 12 months. There can be no assurance, however, that the Company will not require additional cash during or after such 12-month period for its current operations.

         The Company estimates that any need for additional capital it may experience during the next 12 months will be obtained through third party lending arrangements. However, no such arrangements have yet been completed and there can be no assurance that they will be completed or will be available on terms acceptable to the Company.

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

INFLATION. To date, inflation has not had a material effect on the Company's operations.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------------------

                                                                     PAGE NO.
                                                                   -----------
Report of Independent Accountants                                  F-1 and F-2

Consolidated Balance Sheet at October 31, 1999                         F-3

Consolidated Statements of Operations for the
         Years ended October 31, 1999 and 1998                         F-4

Consolidated Statements of Stockholders' Equity
         for the years ended October 31, 1999 and 1998                 F-5

Consolidated Statements of Cash Flows
         for the years ended October 31, 1999 and 1998                 F-7

Notes to Consolidated Financial Statements                             F-8

All other schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

         Not applicable.


         PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSON;
-------  -----------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
         --------------------------------------------------

         Directors serve a term of one year and then continue until their successors are duly elected and qualified. The Company's Bylaws currently provide for a Board of six. During the year ended October 31, 1999, the Board of Directors held one meeting and took action by unanimous written consent on three occasions. Each director who served during 1999 attended all of the meetings of the Board held during such fiscal year except Frank Barbaro who was absent at the one meeting held. The following table sets forth certain information concerning the directors and offers of the Company:

                                                                   FIRST ELECTED
NAME                  AGE   POSITION                                 TO SERVE

Paul Balalis          60    President, Chief Executive Officer and     1995
                            Chairman of the Board of Directors

Donald Norbury        64    Vice President, Secretary and Chief        1995
                            Financial Officer

Thomas Quinn          58    Vice President, Operations                 1997

Milton Abell          48    Vice President and President of            1997
                            Classic Golf

W. Samuel Gunderson   42    Vice President and President of            1998
                            First Golf Corporation

Frank P. Barbaro      56    Director                                   1995

Timothy Carda         46    Director                                   1999

Sanford Feld          71    Director                                   1998

Frederick Meyer       60    Director                                   1997

Charles E. Packard    56    Director                                   1995


PAUL BALALIS has been the Chairman of the Board, president and principal stockholder since April 1995. He is also, and since 1980 has been the chief executive officer of Balalis Corporation, a Southern California real estate development company. Between 1970 and 1971, Mr. Balalis served as executive vice president and as a member of the Board of Directors of Elpac, a publicly traded company involved in various lines of business including electronics, services to the oil and gas industry, equipment leasing and tug boat operations. He has served on the Board of Directors of Newport Harbor National Bank, Chairman of the Newport Beach Planning Commission and the Orange County Lung Association. Mr. Balalis holds a BSIM degree from Georgia Institute of Technology and an MBA from Emory University.

DONALD NORBURY has served as chief financial officer of the Company since 1995. For the previous 27 years Mr. Norbury was engaged in private accounting. Mr. Norbury holds a BBA and an MBA in finance.

THOMAS QUINN was appointed as an officer of the Company in 1997, and has over 30 years experience in electrical engineering and sales and marketing. During 1995 and 1996, Mr. Quinn owned a computer maintenance and sales company. For the two prior years Mr. Quinn was an independent consultant. Between 1966 and 1985 he was project director for the first domestic satellite service and vice president of sales and marketing for the computer service division at Western Union. Between 1985 and 1990, he was vice president of sales and marketing and for the last two years, general manager of First Data Resources. He also held a general manager position at Decision Data Corp. between 1990 and 1991.

MILTON ABELL has over 20 years experience in the Golf Industry. He has been president of Classic Golf since 1986 and was appointed an officer of the Company in connection with the acquisition of Classic Golf by the Company in 1997. Mr. Abell is a member of the Professional Golfers of America and was elected three times, the Association Director of the Golf Course Superintendents Association, Georgia Chapter. Mr. Abell has been associated with many golf courses and clubs in the Georgia area, both as a club professional and as the course superintendent.

W. SAMUEL GUNDERSON has more than 20 years experience in construction operations for major landscaping, golf course construction, turn-key, design build projects. He has overseen more than 60 golf course construction projects. In, 1987, Mr. Gunderson founded First Golf Corporation with Wallace A. Gunderson to specialize in turnkey development of golf courses. All of First Golf projects have been developed, built and managed under Mr. Gunderson's direction. Prior to establishing First Golf, Mr. Gunderson was founder and President of Golf, Inc. a golf course construction firm. Mr. Gunderson has a B. S. degree in Business Administration from Arizona State University.

FRANK BARBARO is an attorney at law and a senior partner with the law firm of Horton, Barbaro and Reilly since 1977. Mr. Barbaro graduated Cum Laude from the University of Southern California and received the Legion Lex Scholarship to attend USC Law School. Mr. Barbaro is presently chief executive officer of the Committee to Preserve a Responsible Judiciary, which represents all sixty-four seated Superior Court Judges in Orange County.
In addition, he served as Chairman of the Orange County Democratic Party.

TIMOTHY CARDA was, in 1999, a founder of Medibuy.com, an internet commerce company in the healthcare industry and Foodservicebuy.com, an internet commerce company in the food service business. Between 1995 and 1999 he served as senior vice president of Pacific Health Corporation and between 1987 and 1995 he was the chief executive officer at Western Medical Center in Anaheim, California. Mr. Carda is currently a director of Medibuy.com, Physiciansite.com, Living Well Centers and University Clinical Investigators, Inc.

SANFORD FELD is President of Leafland Associates, Inc., incorporated in 1981 as an affiliate of F.I.R.M. (Feld Investment and Realty Management). These companies have engaged in syndication, development, management, acquisition, financing and sales of multi-family, commercial and industrial real estate throughout the United States and Puerto Rico. Mr. Feld is a founder, major stockholder and serves on the Board of Directors of Flavor & Food Ingredients, Inc. Mr. Feld is Chairman of the Far Hills, New Jersey Planning Board. He is a major stockholder in 4 Front Technology and Romtech, Inc. He serves on the Board of Directors of Stratus Corporation, a technical employment placement company and Specialty Mortgage Corp. of Albuquerque, New Mexico. He has also served as a bankruptcy trustee at various times between 1987 and 1999.

FREDERICK MEYER, a healthcare consultant, was, between 1993 and 1998, the president and chief executive officer of Southern California Healthcare Systems. He serves on the Boards of Directors of the Healthcare Association of Southern California, California Healthcare Association, Blue Cross of California, PrimeHealth of Southern California and has served on the board of MetLife of California. He has been a director of Cohr, Inc., a publicly traded company since January, 1996. Mr. Meyer received his BA and MBA from San Jose State University. Mr. Meyer is the brother-in-law of Mr. Balalis.

CHARLES E. PACKARD, is currently vice president of Arnel Management Company, a property management company and has been associated with that company since 1977. He is a member of the Board of Directors of Kaiser Resources, Inc., a Southern California based company with financial interest in water distribution, real estate and solid waste landfill sites. Mr. Packard holds a BBA and an MBA from the University of Toledo. He is a member of the Orange County Metropolitan Board of the YMCA; member of the Advisory Board, Chapman University School of Business and Economics; Trustee, The Argyros Foundation, and a member of President Clinton's Advisory Council.

AUDIT REVIEW COMMITTEE. The Board has recently established an Audit Review Committee composed of Frederick Meyer, Timothy Carda and Paul Balalis. Mr. Meyer was designated as the chairman. Its function is to recommend the appointment of independent accountants; review the independence of the independent accountants; consider the adequacy of the system of internal accounting controls and review any proposed corrective actions; review and monitor the Company's policies relating to ethics and conflicts of interests; discuss with management and the independent accountants the Company's draft annual financial statements and key accounting and/or reporting matters; and review the activities and recommendations of the Company's management accounting personnel.

COMPLIANCE WITH THE SECURITIES EXCHANGE ACT OF 1934. Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors and officers and persons who own more than 10% of a registered class of the Registrant's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Directors and officers and greater than ten percent stockholders are required by SEC regulation to furnish the Registrant with copies of the reports they file. Based solely upon a review of the copies of such reports and the written representations from certain persons that certain reports were not required to be filed by such persons, the Registrant believes that all its directors, officers and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 1999, except that Frank Barbaro failed to timely report his acquisition of 900 shares in February 1999, Thomas Quinn failed to timely report a gift of 1,000 shares in June 1999 and receipt of an option for 40,000 shares in September 1999 and Milton Abell failed to timely report receipt of an option for 40,000 shares in September 1999. The reports covering such transactions have been filed.

ITEM 10. EXECUTIVE COMPENSATION.
--------------------------------

SUMMARY COMPENSATION TABLE
--------------------------

         Set forth below is the cash compensation paid by the Company during 1999 to its president. No executive officer received during 1999 compensation which exceeded, on an annualized basis, $100,000.

                                 ANNUAL COMPENSATION

                                                                   OTHER ANNUAL
                FISCAL YEAR       SALARY ($)       BONUS ($)       COMPENSATION
                ------------     ------------     ------------     ------------

Paul Balalis        1999                 0            ---               ---

                    1998                 0            ---               ---

                    1997            $6,000            ---               ---


In January 1999, the Board authorized annual compensation to Mr. Balalis of $120,000. To date this authorization has not been implemented.

                        OPTION GRANTS IN LAST FISCAL YEAR
                        ---------------------------------

         There were no options granted nor options held during the fiscal year ended October 31, 1999, to or by Mr. Balalis.


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

         In connection with the acquisition of the assets of First Golf Corporation the Company's subsidiary First Golf Corporation entered into a five year employment agreement expiring in 2003 with W. Samuel Gunderson whereby he serves as president of the Company's First Golf subsidiary and receives base annual compensation of $168,000 and an annual bonus of cash or stock options, at the Company's option, based upon the performance of the subsidiary.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as reported to the Company as of October 31, 1999, (i) by each person who is known to the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) by each director of the Company and (iii) by all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

                                      NUMBER OF SHARES             PERCENT OF
NAME/ADDRESS OF BENEFICIAL OWNER      BENEFICIALLY OWNED(1)      COMMON STOCK(2)
--------------------------------      ---------------------      ---------------
Paul Balalis                            7,106,996(3)                   43.0%
1500 W. Balboa
Newport Beach, CA 92663

Balalis Corporation                     2,378,544(4)                   14.4%
1500 W. Balboa
Newport Beach, CA 92663

Don Norbury                               310,000                       1.9%
1500 W. Balboa
Newport Beach, CA 92663

Thomas Quinn                             141,000(5)                      (6)
1500 W. Balboa
Newport Beach, CA 92663

W. Samuel Gunderson                      445,440(7)                     2.7%
4409 South Rural Blvd.
Tempe, AZ 85282

Milton Abell                             115,000(8)                      (6)
510 Powder Spring Street
Marietta, GA 30064

Charles Packard                          150,000                         (6)
24 Charlotte
Irvine, CA

Frank Barbaro                             27,402                         (6)
31285 Camel Point
Laguna Beach, CA

Timothy Carda                              2,000                         (6)
260 S. Peralta Way
Anaheim, CA 92807

Frederick Meyer                           39,600(9)                      (6)
1300 East Green Street
Pasadena, CA

Sanford Feld                             436,500(10)                    2.6%
60 Lake Road
Far Hills, MJ 07931

All officers and directors
 as a group (nine persons)             8,770,038(5),(7),(8),(9),(10)   52.4%

---------------

(1) For purpose of the above table, a person or group of persons is deemed to have "beneficial ownership" of any shares that such person or group has the right to acquire within 60 days after such date; and, for purposes of computing the percentage of outstanding shares held by each person or group on a given date, such shares are deemed to be outstanding, but are not deemed to be outstanding for the purposes of computing the percentage ownership of any other person.

(2) Includes 246,400 shares outstanding assuming conversion of outstanding preferred stock, warrants to purchase 602,500 shares and options to purchase 240,000 shares.

(3)      Includes 2,378,544 shares owned by the Balalis Corporation.

(4)      Also included with shares owned by Mr. Balalis.

(5) Includes 90,000 shares subject to five year option expiring (50,000) in 2002 and (40,000) in 2004, exercisable at $.40 per share.

(6)      Less than one percent.

(7) Includes 336,000 shares subject to an earnings formula (see "Item 12. Certain Relationships and Related Transactions").

(8) Includes 40,000 shares subject to a five year option expiring in 2004, exercisable at $.40 per shares.

(9) Includes 25,000 shares subject to a five year option expiring in 2002, exercisable at $.40 per share.

(10) Includes exercise of outstanding warrant to acquire 62,500 shares at $3.125 per share, expiring in 2004.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

         GREENTRAC. In or about December 1999, Paul Balalis, Charles Packard, Timothy Carda and Donald Norbury, directors and/or officers of the Company (see "Item 9. Directors, Officers, Promoters and Control Persons") acquired ownership interests in Greentrac.com, Inc. (see "Item 1. Greentrac.com, Inc."). Mssrs. Balalis, Packard and Norbury agreed to serve as officers and directors of Greentrac. Inasmuch as the Company did not have the capital resources required to fully participate in Greentrac, the disinterested directors of the Company authorized the participation of Mssrs. Balalis, Packard, Carda and Norbury. The Company received an approximate 14% equity interest in Greentrac for its participation.

         LOAN. In the fiscal year ended October 31, 1997, Paul L. Balalis and the Balalis Corporation advanced funds to the Company, aggregating $118,600. The principal amount bears interest at rates ranging between 8% and 10%. The 1997 advances when aggregated with previous advances by Mr. Balalis utilized by the Company for general working capital as well as in connection with its acquisition of Classic Golf (see "Item 1. Description of Business") totaled $204,375 as of October 31, 1997. One Hundred and Fifteen thousand dollars of the obligation were paid off in fiscal 1998 with the balance of $94,006 due by October 31, 2000. Additionally, Mr. Balalis has personally guaranteed the Company's obligations to Mr. Abell in connection with the purchase of Classic Golf and has guaranteed a $30,000 Company line of credit.

         The Company leases its Newport Beach offices from Paul Balalis (see "Item 2. Description of Property Office Facilities").

         In the fiscal year ended October 31, 1999, the Company loaned to W. Samuel Gunderson, vice president of the Company, the sum of $79,133. The obligation is due on demand, with no monthly payments and accrues interest at the bank's prime rate (8.25% at October 31, 1999) plus 1%.

         TRANSFER OF CLASSIC GOLF AND RELATED MATTERS. In connection with the acquisition of Classic Golf and related assets from Milton Abell in exchange for cash and Common Stock (see "Item 1. Description of Business"), the Company's subsidiary entered into a five year employment agreement with Mr. Abell pursuant to which the Company's subsidiary agreed to pay Mr. Abell $80,000 per year. Mr. Balalis personally guaranteed payment pursuant to Mr. Abell's employment agreement. Mr. Abell received $189,750 and 85,250 shares of the Company's Common Stock in connection with the acquisition. The Company owes Milton Abell, vice president of the Company, $25,000, in connection with the Company's purchase of Classic Golf Management, Inc. The Company is currently in negotiations with Mr. Abell with regard to payment of this obligation.

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

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.
--------  ---------------------------------

          (a)      EXHIBITS

          EXHIBIT             DESCRIPTION
          -------             -----------

          2.1 Stock Purchase Agreement as to acquisition of Classic Golf Management, Inc. and Asset Purchase Agreement as to certain related assets (incorporated by reference to the Company's
                              Form 8-K for event reported October 31, 1997)

          2.2 Asset Purchase Agreement as to the assets acquired from First Golf Corporation (incorporated by referenced to the Company's Form 8-K for event reported October 1, 1998)

          13 Annual Report to Shareholders for the year ended October 31, 1999-to be filed by amendment

          *21                 Subsidiaries of Company

          *23                 Consents of Independent Accountants


          (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended October 31, 1999.

---------------

     *Exhibits filed herewith. Other exhibits are incorporated by reference to the previous filings.

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------


Board of Directors
CEC Properties, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of CEC Properties, Inc. and subsidiaries (the "Company") as of October 31, 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 1999, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.


                                                              /s/ CORBIN & WERTZ


Irvine, California
January 21, 2000

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



/s/ STARR AND WALTERS
STARR AND WALTERS
ACCOUNTANCY CORPORATION

Santa Ana, California
January 26, 1999

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEET

                                OCTOBER 31, 1999


                                     ASSETS

Current assets:
    Cash                                                          $     137,072
    Accounts receivable                                                 328,998
    Inventory                                                            99,450
    Receivable from affiliate                                            52,259
    Notes receivable                                                     27,247
    Related party note receivable                                        79,133
    Other                                                                33,211
                                                                  --------------
         Total current assets                                           757,370
                                                                  --------------

Property and equipment, net                                             216,573
                                                                  --------------

Other assets:
    Goodwill, net of accumulated amortization of $80,938                583,807
    Investment in affiliate                                              88,314
    Other                                                                42,400
                                                                  --------------
         Total other assets                                             714,521
                                                                  --------------

                                                                  $   1,688,464
                                                                  ==============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                      $     328,771
    Current portion of capital lease obligations                         11,249
    Notes payable                                                        57,322
    Notes payable to related parties                                    123,044
                                                                  --------------
         Total current liabilities                                      520,386

Capital lease obligations, net of current portion                        40,910
                                                                  --------------

         Total liabilities                                              561,296
                                                                  --------------

Commitments and contingencies

Stockholders' equity:
    Series A 5% preferred stock, 2,000,000 shares authorized,
      $0.90 par value, 140,000 shares outstanding (liquidation
      preference of $140,000)                                           126,000
    Common stock, 30,000,000 shares authorized, $0.01 par
      value, 15,594,098 shares outstanding (including 47,400
      shares committed)                                                 155,941
    Additional paid-in capital                                       24,863,060
    Accumulated deficit                                             (24,017,833)
                                                                  --------------
         Total stockholders' equity                                   1,127,168
                                                                  --------------

                                                                  $   1,688,464
                                                                  ==============

                      See independent auditors' report and
             accompanying notes to consolidated financial statements

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998



                                                       1999             1998
                                                  -------------    -------------

Revenues:
    Golf course revenue                           $  1,328,798     $  1,251,380
    Construction management revenue                  1,238,541           99,809
                                                  -------------    -------------
         Total revenue                               2,567,339        1,351,189
                                                  -------------    -------------

Cost of revenues:
    Cost of golf course revenue                        867,019        1,020,040
    Cost of construction management revenue            396,631           12,916
                                                  -------------    -------------
         Total cost of revenues                      1,263,650        1,032,956
                                                  -------------    -------------

    Gross profit                                     1,303,689          318,233

General and administrative expenses                  1,403,343          499,279
                                                  -------------    -------------

         Operating loss                                (99,654)        (181,046)
                                                  -------------    -------------

Other income (expense):
    Equity in income of affiliate                       63,314                -
    Interest income                                      3,043            6,524
    Interest expense                                   (13,209)         (30,635)
    Gain on sale of investments                              -           50,000
    Other                                               50,067                -
                                                  -------------    -------------
         Total other income (expense)                  103,215           25,889
                                                  -------------    -------------

         Income (loss) from continuing operations
           before provision for income taxes             3,561         (155,157)

Provision for income taxes                               1,600            1,600
                                                  -------------    -------------

         Income (loss) from continuing operations        1,961         (156,757)

Discontinued operations:
    Loss from discontinued operations (less
      applicable income taxes of $0)                         -          (36,289)
    Gain on disposal of discontinued operations
      (less applicable income taxes of $0)                   -           93,615
                                                  -------------    -------------
         Income from discontinued operations                 -           57,326
                                                  -------------    -------------

         Net income (loss)                        $      1,961     $    (99,431)
                                                  =============    =============

Net loss available to common shareholders per
 common share (as restated - see Note 2):
    Loss from continuing operations
      (as restated - see Note 2)                  $      (0.01)    $      (0.03)
    Income from discontinued operations
      (as restated - see Note 2)                             -                -
                                                  -------------    -------------
                                                  $      (0.01)    $      (0.03)
                                                  =============    =============

Weighted average number of common shares
 outstanding                                        14,916,746       12,911,898
                                                  =============    =============

                      See independent auditors' report and
             accompanying notes to consolidated financial statements

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998

                                      SERIES A CONVERTIBLE           COMMON STOCK          ADDITIONAL
                                   --------------------------  --------------------------    PAID-IN       ACCUMULATED
                                       SHARES       AMOUNT        SHARES        AMOUNT       CAPITAL        DEFICIT        TOTAL
                                   ------------  ------------  ------------  ------------  ------------  -------------  ------------

Balance, November 1, 1997                    -   $         -    12,676,698   $   126,767   $23,351,302   $(23,565,786)  $   (87,717)

Issuance of Series A 5% convertible
  preferred stock, net of issuance
  costs of $298,768                  1,005,000       904,500             -             -      (198,268)             -       706,232

Issuance of detachable warrants
  in connection with Series A
  5% convertible preferred stock
  (as restated - see Note 2)                 -             -             -             -       284,307       (284,307)            -

Common shares issued for services
  rendered                                   -             -       312,500         3,125        67,952              -        71,077

Issuance of shares in exercise of
  options                                    -             -        30,000           300        11,700              -        12,000

Issuance of shares pursuant to
  Classic Golf Management, Inc.
  purchase agreement                         -             -        14,750           148         6,075              -         6,223

Issuance of shares pursuant to
  Classic Golf Shop purchase
  agreement                                  -             -        10,250           102         4,223              -         4,325

Shares issued in connection with
  purchase of First Golf Corporation         -             -       640,000         6,400       382,400              -       388,800

Cancellation of shares related to
  Worldwise Marketing and Graphics           -             -       (10,000)         (100)          100              -             -

Net loss                                     -             -             -             -             -        (99,431)      (99,431)
                                   ------------  ------------  ------------  ------------  ------------  -------------  ------------

Balance, October 31, 1998
  (as restated - see Note 2)         1,005,000       904,500    13,674,198       136,742    23,909,791    (23,949,524)    1,001,509


(CONTINUED)

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY - CONTINUED

                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998


                                      SERIES A CONVERTIBLE           COMMON STOCK          ADDITIONAL
                                   --------------------------  --------------------------    PAID-IN       ACCUMULATED
                                       SHARES       AMOUNT        SHARES        AMOUNT       CAPITAL        DEFICIT        TOTAL
                                   ------------  ------------  ------------  ------------  ------------  -------------  ------------

Estimated fair market value of
  common stock dividend issued to
  holders of Series A 5% convertible
  preferred stock (including 22,400
  shares committed)                          -             -       160,800         1,608        68,662        (70,270)            -

Series A 5% convertible preferred
  stock converted to common shares    (865,000)     (778,500)    1,384,000        13,840       764,660              -             -

Issuance of shares for services
  rendered                                   -             -       330,100         3,301        78,397              -        81,698

Issuance of shares in exercise of
  options (including 25,000
  shares committed)                          -             -        75,000           750        29,250              -        30,000

Intrinsic value of options issued
  to employees                               -             -             -             -        12,000              -        12,000

Cancellation of shares related to
  Worldwise Marketing and Graphics           -             -       (30,000)         (300)          300              -             -

Net income                                   -             -             -             -             -          1,961         1,961
                                   ------------  ------------  ------------  ------------  ------------  -------------  ------------

Balance, October 31, 1999              140,000   $   126,000    15,594,098   $   155,941   $24,863,060   $(24,017,833)  $ 1,127,168
                                   ============  ============  ============  ============  ============  =============  ============

                      See independent auditors' report and
             accompanying notes to consolidated financial statements

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998


                                                       1999             1998
                                                  -------------    -------------

Cash flows from operating activities:
    Net income (loss)                             $      1,961     $    (99,431)
    Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                  100,253           53,037
        Estimated fair market value of common
          stock issued for services rendered            81,698           71,077
        Estimated intrinsic value of options
          issued to employees                           12,000                -
        Equity in income of affiliates                 (63,314)               -
        Gain on sale of property - discontinued
          operations                                         -          (93,615)
        Gain on sale of investments                          -          (50,000)
        Changes in operating assets and liabilities
          (net of effects of asset acquisition):
             Accounts receivable                      (128,598)        (150,400)
             Inventory                                   7,138           20,700
             Receivable from affiliate                 (52,259)               -
             Other assets                               (7,846)         (41,582)
             Accounts payable and accrued expenses      55,868            1,386
                                                  -------------    -------------

    Net cash provided by (used in) operating
      activities                                         6,901         (288,828)
                                                  -------------    -------------

Cash flows from investing activities:
    Collection of notes receivable                         401            1,452
    Proceeds from sale of property -
     discontinued operations                                 -           78,388
    Proceeds from sale of investments                        -           46,351
    Issuance of notes receivable                             -          (16,600)
    Issuance of related party note receivable          (79,133)               -
    Investment in affiliate                            (25,000)               -
    Asset acquisition of First Golf Corp.                    -         (168,175)
    Property and equipment purchases                   (20,813)          (5,967)
                                                  -------------    -------------

    Net cash used in investing activities             (124,545)         (64,551)
                                                  -------------    -------------

Cash flows from financing activities:
    Principal payments on capital lease obligations     (3,157)               -
    Proceeds from issuance of preferred stock, net           -          706,232
    Proceeds from exercise of stock options             30,000           12,000
    Principal borrowing on notes payable                                 47,430
    Principal payments on notes payable                (31,590)         (81,452)
    Principal borrowings on note payable to
     related parties                                    20,318                -
    Principal payments on note payable to
     related parties                                   (21,641)        (130,008)
                                                  -------------    -------------

    Net cash (used in) provided by financing
     activities                                         (6,070)         554,202
                                                  -------------    -------------

Net change in cash                                    (123,714)         200,823

Cash at beginning of year                              260,786           59,963
                                                  -------------    -------------

Cash at end of year                               $    137,072     $    260,786
                                                  =============    =============

(CONTINUED)

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998


                                                       1999             1998
                                                  -------------    -------------
Supplemental disclosure of cash flow
  information:
    Cash paid during the year for interest        $      4,589     $     76,105
                                                  =============    =============
    Cash paid during the year for income taxes    $      1,600     $      1,600
                                                  =============    =============

Supplemental disclosure of non-cash investing and financing activities:
    See notes to consolidated financial statements for non-cash investing and financing activities.


                      See independent auditors' report and
             accompanying notes to consolidated financial statements

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998


NOTE 1 - GENERAL
----------------

CEC Properties, Inc. ("CEC"), (a Delaware corporation), is in the business of acquiring, developing and managing golf courses. Classic Golf Management, Inc. ("CGM"), a wholly owned subsidiary of CEC, owns a golf shop, a turf management method, and a golf learning method. Worldwise Marketing and Graphics, Inc. ("WMG"), a wholly owned subsidiary of CEC, is an advertising company. First Golf Acquisition Corporation ("FGAC"), a wholly owned subsidiary acquired during 1998, is a golf course construction management company.

NOTE 2 - BASIS OF PRESENTATION
------------------------------

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of CEC Properties, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation. Investments in affiliates are recorded on the equity method, either due to ownership interest of 20% or more but less than 50%, or due to the Company's inability to exercise effective control.

Investment in Affiliates
------------------------

At October 31, 1999, the Company's investments in affiliates consists of a 50% interest in Diamond Turf, LLC and a 50% interest in Wildflower Golf Course, LLC. Both investments are accounted for as an affiliate under the equity method because the Company is not able to exercise effective control over the operations. As of October 31, 1999, no investment has been made into Wildflower Golf Course, LLC which has not commenced operations.

The investment in Diamond Turf, LLC is summarized as follows at October 31, 1999:

     Initial cash investment                                      $      25,000
     Equity in income of affiliate                                       63,314
                                                                  --------------
                                                                  $      88,314
                                                                  ==============

A summarized balance sheet and statement of operations of Diamond Turf, LLC as of October 31, 1999 is as follows:

     Total assets                                                 $     393,057
                                                                  ==============

     Total liabilities                                            $     216,428
     Total members' interest                                            176,629
                                                                  --------------

     Total liabilities and members' interest                      $     393,057
                                                                  ==============

     Sales                                                        $     349,654
                                                                  ==============

     Gross profit                                                 $     198,061
                                                                  ==============

     Net income                                                   $     126,629
                                                                  ==============

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998


NOTE 2 - BASIS OF PRESENTATION, CONTINUED
-----------------------------------------

Restatement of 1998 Financial Statements
----------------------------------------

Subsequent to the issuance of its 1998 audited financial statements, the Company determined that a transaction was incorrectly recorded on those financial statements. As a result, the following restatement was made:

         The estimated value of the Company's detachable warrants issued in connection with the 1998 PPM (see Note 8) were incorrectly recorded at $0. Based on updated information as to the estimated fair value of the detachable warrants, the fair value of these warrants and related preferred dividends have been recorded at $284,307. As a result of this restatement, there was no change in the Company's loss for fiscal 1998, however, the loss per share for fiscal 1998 was restated to $0.03 from the previously recorded $0.01.

Acquisition of First Golf Corporation
-------------------------------------

On October 1, 1998, the Company's wholly owned subsidiary, First Golf Acquisition Corporation acquired certain assets of First Golf Corporation. The acquisition was recorded as a purchase and accordingly, the purchase price was allocated to the assets acquired based on their fair value at the purchase date. The Company paid cash of $125,000, issued a note payable in the amount of $75,000 (see Note 4) and issued 640,000 shares of its common stock to the seller, 336,000 of which are held by a mutually agreed upon pledgeholder. The purchase contract contains certain revenue guarantees by the seller. If these revenue levels are achieved, the pledgeholder will release 176,000 and 160,000 shares on November 1, 1999 and November 1, 2000, respectively. Conversely, if there is a revenue shortfall, the seller may be obligated to return shares issuable or issued. As of the date of this report, the Company has not authorized the release of any pledged shares due to revenue guarantees not being met. In addition, the purchase contract contains certain share price levels at October 1, 2000. If the share price does not meet the specified price level, the Company will deliver to seller additional shares so that the average price of all shares delivered to seller will aggregate no less than $2,000,000, but the number of additional shares delivered shall not exceed 445,440 shares. On October 1, 1998, the Company entered into a five-year employment agreement with the seller, whereby the seller will oversee the operations of this subsidiary corporation. The agreement requires the Company to pay the seller an annual base salary of $86,000 plus bonus incentives, as defined.

The following unaudited pro forma information has been prepared assuming the assets of First Golf Corporation had been acquired at the beginning of the earliest period presented. The pro forma consolidated results are presented for information purposes only and are not necessarily indicative of what would have occurred if the acquisition had been made as of that date. In addition, pro forma information does not purport to be indicative of the results that will be obtained in the future.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998


NOTE 2 - BASIS OF PRESENTATION, CONTINUED
-----------------------------------------

                                                                   YEAR ENDED
                                                                OCTOBER 31,1998
                                                                  (UNAUDITED)
                                                                ----------------

         Net sales                                              $     2,887,791
                                                                ================
         Net loss                                               $      (261,888)
                                                                ================
         Loss per share                                         $         (0.04)
                                                                ================


Use of Estimates
----------------

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could materially differ from those estimates.

Year 2000
---------

The Year 2000 issue relates to limitations in computer systems and applications that may prevent proper recognition of the Year 2000. The potential effect of the Year 2000 issue on the Company and its business partners will not be fully determinable until the Year 2000 and thereafter. If Year 2000 modifications are not properly completed either by the Company or entities with which the Company conducts business, the Company's revenues and financial condition could be adversely impacted.

Inventory
---------

Inventory consists of golf related equipment and apparel and is carried at the lower of cost (first-in, first-out) or market value. Market is determined by comparison with recent purchases or net realizable value.

Property and Equipment
----------------------

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Depreciation expense for the years ended October 31, 1999 and 1998 was $42,938 and $29,414, respectively. Maintenance and repairs are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998


NOTE 2 - BASIS OF PRESENTATION, CONTINUED
-----------------------------------------

Computer Software
-----------------

The Company has adopted Statement of Position 98-1 ("SOP 98-1"), "ACCOUNTING FOR THE COST OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." The adoption of this statement of position did not have a material impact on the Company's results of operation or financial position.

Goodwill
--------

Goodwill attributable to business acquisitions is amortized using the straight-line method over lives ranging from two to fifteen years. Amortization expense for the years ended October 31, 1999 and 1998 totaled $57,315 and $23,623, respectively.

Impairment of Long-Lived Assets
-------------------------------

Management of the Company assesses the impairment of long-lived assets by comparing the future undiscounted net cash flows (without interest charges) from the use and ultimate disposition of such assets with their carrying amounts. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which such impairment is determined by management. As of October 31, 1999, the Company's management believes that no impairment of the carrying value of its long-lived assets exists.

Organization Costs
------------------

In April 1998, the American Institute of Certified Public Accountants issued Statement of Position No. 98-5 ("SOP 98-5"), "REPORTING THE COSTS OF START-UP ACTIVITIES." SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities, including organizational costs as those costs are incurred. SOP 98-5 is effective for financial statements for the fiscal years beginning after December 15, 1998. The Company has not yet adopted this SOP 98-5. If the Company had adopted SOP 98-5 for the year ended October 31, 1999, the cumulative effect on earnings would be a charge of $7,375.

Accumulated Deficit (unaudited)
-------------------------------

During fiscal 1997, the Company changed its business operations from rental of residential properties to acquiring, developing and managing golf courses. Net loss relating to the new operations included in accumulated deficit at October 31, 1999 totaled $97,470.

Income Taxes
------------

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "ACCOUNTING FOR INCOME TAXES." Under SFAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998


NOTE 2 - BASIS OF PRESENTATION, CONTINUED
-----------------------------------------

Stock Based Compensation
------------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "ACCOUNTING FOR STOCK BASED COMPENSATION," which defines a fair value based method of accounting for stock based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES." Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income (loss), as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

Revenue Recognition
-------------------

Sales of goods and services and the related cost of sales are recognized when orders are received and goods are shipped or services are delivered. For management contracts, revenues are based on a predetermined schedule of each contract, as defined. Under fixed-price construction management contracts, unapproved construction cost overruns may be borne by the Company, as defined in the contracts. When the revised estimate indicates a loss which will be borne by the Company, a loss provision will be recorded. As of October 31, 1999, no such provision is required. Accounts receivable are periodically reviewed by management to assess collectibility. As of October 31, 1999 and 1998, the Company has recorded no reserve against accounts receivable as a result of management's review.

Advertising
-----------

The Company expenses all advertising as incurred. Amounts incurred for advertising expense for the years ended October 31, 1999 and 1998 were $30,535 and $13,336, respectively.

Earnings Per Share
------------------

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "EARNINGS PER SHARE." Under SFAS 128, basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Pro forma per share data has been computed using the weighted average number of common shares outstanding during the period. Because the Company has net losses available to common shareholders for 1999 and 1998, basic and diluted loss per share are the same since additional potential common shares would be anti-dilutive.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998


NOTE 2 - BASIS OF PRESENTATION, CONTINUED
-----------------------------------------

Comprehensive Income
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "REPORTING COMPREHENSIVE INCOME." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements as is effective for fiscal years beginning after December 15, 1997. SFAS 130 had no effect on the Company's financial statements as it had no comprehensive income components.

Segment Information
-------------------

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." SFAS 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers (see Note 12).

Fair Value of Financial Instruments
-----------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 107 ("SFAS 107"), "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS." SFAS 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, accounts receivable, accounts payable and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair value of the related party payables, related party receivables and notes payable to related parties are not determinable as these transactions are with related parties.

Recent Accounting Pronouncements
--------------------------------

The FASB issued Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended by SFAS 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not expect the adoption of this standard to have a material impact on its results of operations, financial position or cash flows as it currently does not engage in any derivative or hedging activities.

Reclassifications
-----------------

Certain amounts have been reclassified in the 1998 consolidated financial statements to conform to the 1999 presentation.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998


NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following at October 31, 1999:

         Furniture and fixtures                                 $       194,233
         Machinery and equipment                                         90,715
                                                                ----------------
                                                                        284,948

         Less accumulated depreciation and amortization                 (68,375)
                                                                ----------------

                                                                $       216,573
                                                                ================

NOTE 4 - NOTES PAYABLE
----------------------

Notes payable consists of the following at October 31, 1999:

Note payable to bank, secured by a vehicle,  payable in
monthly  installments of $475, including interest at 8.95%,
due March 2000.                                                 $         2,322

Non-interest bearing note payable to a third party in
connection with the asset purchase of First Golf
Corporation, due on May 1, 1999. The company is in the
process of renegotiating the due date.                                   55,000
                                                                ----------------

                                                                $        57,322
                                                                ================


NOTE 5 - CAPITAL LEASE OBLIGATIONS
----------------------------------

The Company is a lessee of certain equipment under capital leases that expire on various dates through January 2004. Terms of the leases call for monthly payments ranging from $365 to $535, at implicit rates ranging from 10% to 13.9% per annum. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. The assets are depreciated over their estimated useful lives.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998


NOTE 5 - CAPITAL LEASE, CONTINUED
---------------------------------

Future minimum lease payments under the capital lease are as follows:

                       Years Ending
                        October 31,
                ----------------------------

                           2000                                 $        16,700
                           2001                                          15,975
                           2002                                          12,350
                           2003                                          12,350
                           2004                                           5,760
                                                                ----------------
                                                                         63,135

                           Less amount representing interest            (10,976)
                                                                ----------------
                                                                         52,159

                           Less current portion                         (11,249)
                                                                ----------------

                                                                $        40,910
                                                                ================

The following is an analysis of the leased equipment under capital leases as of October 31, 1999, which is included in property and equipment:

         Computer equipment                                     $        58,053
         Less accumulated depreciation                                   (7,926)
                                                                ----------------

                                                                $        50,127
                                                                ================

NOTE 6 - INCOME TAXES
---------------------

The tax effects of temporary differences that give rise to deferred taxes at October 31, 1999 are as follows:

Deferred tax asset:
   Net operating loss carryforward                              $        35,865

   Less valuation allowance                                             (35,865)
                                                                ----------------
   Net deferred tax asset                                       $             -
                                                                ================


The valuation allowance increased by approximately $619 during the year ended October 31, 1999.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998


NOTE 6 - INCOME TAXES, CONTINUED
--------------------------------

No current provision for income taxes for the years ended October 31, 1999 and 1998 is required, except for minimum state taxes. The income tax provision differs from the amount computed by applying the U.S. Federal income tax rate of 34% to income (loss) from continuing operations before income taxes as follows for the years ended October 31:

                                                       1999             1998
                                                  -------------    -------------

     Computed tax expense (benefit) at
       federal statutory rate                     $      1,000     $    (54,000)
     State income tax benefit, net of
       federal effect                                      130            1,056
     Increase in valuation allowance                       619           35,246
     Other                                                (149)          19,298
                                                  -------------    -------------

                                                  $      1,600     $      1,600
                                                  =============    =============

As of October 31, 1999, the Company had net operating loss carryforwards of approximately $99,000 and $25,000 for federal and state income tax reporting purposes, expiring on various dates through 2018 and 2003, respectively.


NOTE 7 - STOCKHOLDERS' EQUITY
-----------------------------

Preferred Stock
---------------

In fiscal 1998, the Company amended its Articles of Incorporation to authorize up to 6,000,000 shares of $0.90 par value, preferred stock, of which 2,000,000 are designated as Series A 5% convertible preferred stock. If declared by the Board of Directors, the Series A preferred stock will accrue dividends at 5% and are payable each June and December, and unpaid dividends must be paid before any common stock dividends can be declared or paid. The preferred stock has a liquidation value of $1.00 per share plus all accumulated and unpaid dividends. Terms of the preferred stock agreement provides for each preferred stockholder one-half of a vote per preferred share on all matters submitted to a vote of the shareholders. At any time when dividends are in arrears, the preferred stockholders, voting as a separate class, will have the right to elect one person for each omission of dividend payment date to serve as a director of the corporation, in addition to other directors elected by the common stockholders. As of October 31, 1999, no dividends have been declared.

The preferred stock is convertible to common shares at any time at the holder's option. The conversion to common stock is at a price of $1.00 divided by 75% of the average bid price during the three trading days prior to the date of conversion. However, the conversion price cannot be less than $0.625 per share of common stock.

The preferred stockholders have the right, after three years, to require the corporation to redeem their shares at the liquidation preference plus accrued dividends.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998


NOTE 7 - STOCKHOLDERS' EQUITY, CONTINUED
----------------------------------------

Equity Transactions
-------------------

Effective May 1998, the Company completed a private placement offering of 502,500 units at $2.00 per unit (the "1998 PPM"). Each unit consisted of two shares of Series A 5% convertible preferred stock (see above) and one warrant to purchase one share of the Company's common stock at $3.125 per share, which was valued at $284,307 (based on Black-Scholes computation under SFAS 123) and recorded as a preferred dividend (see Note 2). Pursuant to the offering, the Company received $706,232 (net of offering costs of $298,768).

Common shares issued for services during the years ended October 31, 1999 and 1998 totaled 330,100 and 312,500 at a value of $81,698 and $71,077 (based on the value of services rendered), respectively.

Common shares issued in connection with exercise of stock options during the years ended October 31, 1999 and 1998 totaled 75,000 (including 25,000 shares not issued at October 31, 1999) and 30,000 for $30,000 and $12,000,
respectively.

Common shares issued in connection with the purchase of Classic Golf Management, Inc., as amended (see Note 11), during the year ended October 31, 1998 totaled 14,750, at a value of $6,223 (based on the exchange price of $0.42 per share).

Common shares issued in connection with the purchase of Classic Golf Shops, as amended (see Note 11), during the year ended October 31, 1998 totaled 10,250 at a value of $4,325 (based on the exchange price of $0.42 per share).

Common shares issued in connection with the purchase of First Golf Corporation during the year ended October 31, 1998 totaled 640,000 at a value of $388,800 (based on the exchange price of $0.61 per share).

Common shares redeemed in connection with the purchase of Worldwise Marketing and Graphics during the years ended October 31, 1999 and 1998 totaled 30,000 and 10,000, respectively. No benefit was recorded pursuant to this redemption as all assets related to the acquisition has been written-off.

The Company redeemed 865,000 shares of Series A 5% convertible preferred stock during the year ended October 31, 1999 for 1,384,000 shares of common stock according to the terms of the Company's preferred stock.

Common shares issued as a dividend to preferred stockholders during the year ended October 31, 1999, pursuant to the terms of the 1998 PPM totaled 160,800 (including 22,400 shares not issued at October 31, 1999) at a value of $70,270 (based on the exchange price of $0.44 per share).

Stock Options
-------------

During 1999, the Company issued options to purchase 190,000 shares of the Company's common stock at an exercise price of $0.40 per share to Company employees. The options vest immediately on the date of grant and are exercisable through October 2009. Under APB 25, $12,000 of compensation expense was recorded related to these options.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998


NOTE 7 - STOCKHOLDERS' EQUITY, CONTINUED
----------------------------------------

The following is a summary of the stock options activity for the years ended October 31, 1999 and 1998:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                                     EXERCISE
                                                     OPTIONS          PRICE
                                                  -------------    -------------

   Balance, November 1, 1997                           155,000            $0.40

       Granted                                               -                -
       Exercised                                       (30,000)            0.40
       Expired                                               -                -
                                                  -------------    -------------

   Balance October 31, 1998                            125,000             0.40

       Granted                                         190,000             0.40
       Exercised                                       (75,000)            0.40
       Expired                                               -                -
                                                  -------------    -------------

   Balance, October 31, 1999                           240,000     $       0.40
                                                  =============    =============

   Exercisable, October 31, 1999                       240,000     $       0.40
                                                  =============    =============

   Weighted average fair value of options
      granted in 1999                                              $       0.42
                                                                   =============


240,000 of the options outstanding at October 31, 1999 have an exercise price of $0.40 with a weighted average exercise price of $0.40 and a weighted average remaining contractual life of 4.5 years.

The fair value for each option granted in 1999 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) fair value equal to the quoted exchange price on the date of grant; (ii) risk-free interest rate of 6.26%; (iii) dividend yield of 0%; (iv) expected life of the options of 3 years; and (v) average volatility of 150%.

Had compensation cost for the Company's 1999 options been determined consistent with SFAS 123, the Company's net loss and net loss per share for the period ended October 31, 1999 and 1998 would approximate the pro forma amounts below:

                                        1999                     1998
                              ------------------------  ------------------------
                              AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                              -----------  -----------  -----------  -----------

Net income (loss)             $    1,961   $  (77,839)  $  (99,431)  $  (99,431)
                              ===========  ===========  ===========  ===========

Basic and diluted loss per
  share                       $    (0.01)  $    (0.01)  $    (0.03)  $    (0.03)
                              ===========  ===========  ===========  ===========

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998


NOTE 7 - STOCKHOLDERS' EQUITY, CONTINUED
----------------------------------------

Warrants
--------

>From time to time, the Company issues warrants pursuant to various consulting agreements. Under the terms of one of these agreements, the Company issued warrants to purchase 100,000 shares of the Company's stock at exercise price of $2.50 per share for services rendered in connection with the 1998 PPM. The warrants vested on the date of grant and are exercisable through November 2000. Under SFAS No. 123, no consulting expense was recognized. In addition, the Company issued 502,500 detachable warrants to investors as part of the 1998 PPM (see above).

The fair value of each warrant granted during 1998 is estimated using the Black-Scholes warrant pricing model on the date of grant using the following assumptions: (i) risk free interest rate of approximately 6.26%, (ii) dividend yield of 0%; (iii) expected life of the warrants of 3 years; and (iv) average volatility of 150%.

The following represents a summary of warrants outstanding for the period ended October 31, 1999:

                                                                     WEIGHTED
                                                                     AVERAGE
                                                                     EXERCISE
                                                     WARRANTS         PRICE
                                                  -------------    -------------

         Balance, November 1, 1997                           -     $          -

              Granted                                  602,500             3.02
              Exercised                                      -                -
              Expired                                        -                -
                                                  -------------    -------------

         Balance, October 31, 1998 and 1999            602,500     $       3.02
                                                  =============    =============

         Exercisable, October 31, 1999                 602,500     $       3.02
                                                  =============    =============

602,500 of the warrants outstanding at October 31, 1999 have an exercise price ranging from $2.50 to $3.15 and a weighted average remaining contractual life of
3.2 years.


NOTE 8 - EARNINGS PER SHARE
---------------------------

Basic and diluted loss per common share is computed as follows:

                                                       1999             1998
                                                  -------------    -------------
Numerator for basic and diluted earnings
  (loss) per common share:
     Income (loss) from continuing operations     $      1,961     $   (156,757)
     Preferred dividends                               (70,270)        (284,307)
                                                  -------------    -------------

     Loss from continuing operations available
       to common stockholder                           (68,309)        (441,064)

     Discontinued operations                                 -           57,236
                                                  -------------    -------------

     Net loss                                     $      (68,309)  $   (383,828)
                                                  ===============  =============

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998


NOTE 8 - EARNINGS PER SHARE, CONTINUED
--------------------------------------

                                                       1999             1998
                                                  -------------    -------------

Denominator for basic and diluted earnings
  (loss) per common share:
     Weighted average common shares outstanding     14,916,746       12,911,898
                                                  =============    =============

Basic and diluted earnings (loss) available to
  common stockholder per common share:
     Loss from continuing operations available
       to common stockholders                     $      (0.01)    $      (0.03)
     Discontinued operations                                 -                -
                                                  -------------    -------------

     Net loss per common share                    $      (0.01)    $      (0.03)
                                                  =============    =============


NOTE 9 - RELATED PARTY TRANSACTIONS
-----------------------------------

Note Payable to Related Parties
-------------------------------

During the prior fiscal years, the Company borrowed funds for working capital purposes from its two major stockholders. As of October 31, 1998, the Company owed the stockholders $43,367. During fiscal 1999, the Company borrowed $20,318 for working capital purposes and made principal payments of $11,641. The notes bear interest at 8% and are due upon demand. As of October 31, 1999, the Company owed the stockholders $52,044. Total interest expense incurred and accrued for the year ended October 31, 1999 and 1998 was $4,639 and $0, respectively.

During the prior fiscal years, the Company borrowed funds for working capital purposes from a trust owned by the principal stockholder. As of October 31, 1998, the Company owed the related party $46,000. During fiscal 1999, the Company borrowed no amounts for working capital purposes and made no principal payments. The note bears interest at 10% per annum and is due on demand. As of October 31, 1999, the Company owed the related party $46,000. Total interest expense incurred and accrued at October 31, 1999 and 1998, totaled $4,600 and $0, respectively.

Also included in the notes payable to related parties at October 31, 1999 is a $25,000 payable pursuant to the asset acquisition of Classic Golf Management, Inc. as amended (see Note 11). During the current year, the Company has made principal payments of $10,000 pursuant to the agreement. The note payable is non-interest bearing and is due October 1999. The Company is currently in negotiations with this related party regarding the payment schedule.

Related Party Note Receivable
-----------------------------

In October 31, 1999, the Company advanced $79,133 to an officer of the Company. The note accrues interest at the bank's prime rate (8.25% at October 31, 1999) plus 1%. The note has no stipulated monthly payments and all unpaid principal and interest is due on demand.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998


NOTE 9 - RELATED PARTY TRANSACTIONS, CONTINUED
----------------------------------------------

Operating Leases
----------------

Effective November 1, 1998, the Company leases its corporate offices from the family trust of the majority stockholder. The lease expires on October 31, 2003 and provides for monthly payments of $2,600.

The future minimum aggregate lease payments under the operating lease as of October 31, 1999 is as follows:

                       Years Ending
                        October 31,
                       ------------

                           2000                                 $        31,200
                           2001                                          31,200
                           2002                                          31,200
                           2003                                          31,200
                                                                ----------------

                                                                $       124,800
                                                                ================

Total rent expense under this operating lease agreement for the year ended October 31, 1999 was $31,200.

Receivable from Affiliate
-------------------------

Receivable from affiliate represents working capital advances to Diamond Turf, LLC (see Note 2). The advances are non-interest bearing and are due on demand. As of October 31, 1999, the receivable from affiliate totaled $52,259.


NOTE 10 - DISCONTINUED OPERATIONS
---------------------------------

During November 1997, the Company adopted a plan to sell its two remaining rental properties and free management to concentrate on the Company's primary focus, the golf industry. Both properties were sold and the mortgages were paid in full during the year ended October 31, 1998. As a result, rental operations have been shown in the accompanying financial statement as a discontinued operation. Revenue and expense from discontinued operations during 1998 are as follows:

         Rental income                                          $        20,709

         Expenses:
              Interest                                                   36,492
              Property operations                                        14,664
              Depreciation                                                5,842
                                                                ----------------
                                                                         56,998
                                                                ----------------
         Net loss                                               $       (36,289)
                                                                ================

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998


NOTE 10 - DISCONTINUED OPERATIONS, CONTINUED
--------------------------------------------

The components of the discontinued operations are as follows:

         Gain on sale of segment:
              Sale proceeds                                     $        78,388
              Less book value of assets at November 1, 1997            (749,764)
              Add liabilities assumed by buyer                          764,991
                                                                ----------------

                                                                $        93,615
                                                                ================

NOTE 11 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

The Company leases space for its operations in Georgia and Arizona on a month-to-month basis. Total rent expense for the years ended October 31, 1999 and 1998 was $24,458 and $23,403, respectively.

The Company leases equipment for use in its operations under non-cancelable operating lease agreements. The leases expire on various dates through January 2002 and provide for monthly lease payments ranging from $317 to $4,048. Future minimum lease payments under operating leases that have an initial or remaining non-cancelable lease terms in excess of one year as of October 31, 1999 are as follows:

                       Years Ending
                        October 31,
                       ------------

                           2000                                 $        76,467
                           2001                                          66,276
                           2002                                          12,144
                                                                ----------------

                                                                $       154,887
                                                                ================

Total lease expense incurred under these lease agreements for the years ended October 31, 1999 and 1998 totaled $45,544 and $36,848, respectively.

Litigation
----------

In the ordinary course of business, there are claims and lawsuits brought by or against the Company. In the opinion of management, the ultimate outcome of these matters will not materially affect the Company's operations or financial position.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998


NOTE 11 - COMMITMENTS AND CONTINGENCIES, CONTINUED
--------------------------------------------------

Consulting Agreements
---------------------

The Company entered into a financial services and consulting agreement with a third party. In consideration for services rendered at an agreed upon value of $71,077, the Company issued 312,500 shares of its common stock to the consulting firm in fiscal 1998. The agreement provides for the issuance of an additional 312,500 shares of its common stock if certain financing arrangements are secured by the consulting firm on behalf of the Company at an agreed upon value of $71,077. In fiscal 1999, the Company issued an additional 312,500 shares of common stock for services rendered (see Note 7).

Worldwise Marketing and Graphics
--------------------------------

In fiscal 1997, the Company formed a wholly owned subsidiary, Worldwise Marketing and Graphics, Inc., which acquired assets from two individuals doing business as Worldwise Marketing and Graphics. The acquisition was recorded as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the purchase date. The Company issued 60,000 shares of its common stock to the seller. The purchase contract contained certain revenue guarantees by the seller, whereby the Company would issue additional common stock to the sellers of 20,000 shares on each of the 13th month and 25th month following the date of the transaction. In connection with the asset purchase, the Company entered into two-year employment contracts with each of the two individual owners. As an incentive to these individuals, the employment contracts contain a provision allowing them to purchase options of the Company's common stock if certain income levels are exceeded. Due to certain guarantees not being realized, the Company and the seller entered into a mutual release agreement whereby the Company cancelled 30,000 and 10,000 shares of the previously issued common stock during fiscal 1999 and 1998, respectively (see Note 7).

Classic Golf Management, Inc.
-----------------------------

During the fiscal year 1998, the Company amended the purchase agreement of Classic Golf Management, Inc. All terms remained the same except the dates certain revenue guarantees by the seller were to be measured and the issuance of additional shares. The amended terms are: 1) 14,750 shares will be issued to seller on October 1998 (see Note 7); 2) on October 1999 and 2000, the Company will review the revenue guarantees and will deliver, subject to the guarantees being met, a maximum of 14,750 shares of common stock (the revenue guarantees were not met as of October 31, 1999); 3) make final note payable payment of $14,750 on October 31, 1999 (see Note 9); and 4) certain share price levels are to be met by November 2000, and if not, the Company is to pay the seller the difference in cash. The price level is personally guaranteed by the Company's largest shareholder.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998


NOTE 11 - COMMITMENTS AND CONTINGENCIES, CONTINUED
--------------------------------------------------

Classic Golf Shops, Hydroturf and Golf 101
------------------------------------------

During the fiscal year 1998, the Company amended the asset purchase agreement of Classic Golf Shops, Hydroturf and Golf 101. All terms remained the same except the dates certain revenue guarantees by the seller were to be measured and the issuance of additional shares. The amended terms are: 1) 10,250 shares will be issued to the seller on October 1998 (see Note 7); 2) on October 1999 and 2000 the Company will review the revenue guarantees and will deliver, subject to the guarantees being met, a maximum of 10,250 shares of common stock (the revenue guarantees were not met as of October 31, 1999) ; 3) make final note payable payment of $10,250 on October 31, 1999 (see Note 9); and 4) certain share price levels are to be met by November 2000, and if not, the Company is to pay the seller the difference in cash. The price level is personally guaranteed by the Company's largest shareholder.

Management Contracts
--------------------

The Company operates various golf courses in Georgia under management agreements. The Company receives a total monthly management fee of $6,700 plus commissions ranging from 1% to 98% on all revenues earned, as defined. The contracts mature at various dates from December 31, 2001 through March 13, 2002 with automatic one-year renewal options. Total revenues earned under these agreements totaled $975,463 and $839,538 at October 31, 1999 and 1998, respectively.

During fiscal year 1998, the Company entered into an agreement to build and then manage a golf course located in Cherokee County, Georgia (the "County"). The course will be constructed with the Company's funds. The land the course will be built upon will be leased to the Company for a term of 50 years. The County is currently working with federal and state agencies to remove environmental restrictions on the land in order to begin construction. Management is hopeful that construction will begin in fiscal year 2000. As of October 31, 1999, the Company has invested approximately $42,000 into the project, comprised mainly of architectural and design fees, which is included in other assets in the accompanying consolidated balance sheet. The accompanying financial statements do not include adjustments that may be necessary if this agreement cannot be fulfilled by either party.

Construction Management Contracts
---------------------------------

The Company manages the construction of various golf courses under development agreements. The Company is primarily responsible for hiring subcontractors to complete the construction process. These contracts expire once the courses are completed, which are estimated to be on various dates through July 2002. Total revenues from these agreements was $1,131,650 and $88,309 for the years ended October 31, 1999 and 1998, respectively.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998


NOTE 12 - BUSINESS SEGMENTS
---------------------------

Reportable business segments for the years ended October 31, 1999 and 1998 are as follows:

                                                       1999             1998
                                                  -------------    -------------

Net sales from continuing operations:
    Golf course                                   $  1,328,798     $  1,251,380
    Construction management                          1,238,541           99,809
                                                  -------------    -------------

                                                  $  2,567,339     $  1,351,189
                                                  =============    =============

Net sales from discontinued operations:
    Rental Income                                 $          -     $     20,709
                                                  =============    =============

Operating profit (loss) from continuing
  operations:
    Golf course                                   $     44,385     $     (8,299)
    Construction management                            218,067           50,467
    Corporate                                         (362,106)        (223,214)
                                                  -------------    -------------
                                                  $    (99,654)    $   (181,046)
                                                  =============    =============

Operating profit from discontinued operations:
    Rental Income                                 $          -     $        203
                                                  =============    =============

Depreciation and amortization - continuing
  operations:
    Golf course                                   $     22,563     $     25,236
    Construction management                             57,415            4,669
    Corporate                                           20,275           23,132
                                                  -------------    -------------
                                                  $    100,253     $     53,037
                                                  =============    =============

Identifiable assets - continuing operations:
    Golf course                                   $    584,314
    Construction management                            967,409
    Corporate                                          136,741
                                                  -------------
                                                  $  1,688,464
                                                  =============
Capital expenditures:
    Golf course                                   $      5,810     $      5,967
    Construction management                              8,889          168,175
    Corporate                                            6,114                -
                                                  -------------    -------------
                                                  $     20,813     $    174,142
                                                  =============    =============

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                  FOR THE YEARS ENDED OCTOBER 31, 1999 AND 1998


NOTE 13 - SUBSEQUENT EVENTS (UNAUDITED)
---------------------------------------

In December 1999, the Company entered into an agreement to arrange for annual sales of $30,000,000 for Greentrac.com, Inc., a company organized by certain stockholders and directors of the Company. In exchange, the Company received approximately 14% interest in Greentrac.com, Inc., which was formed to establish an internet-based business to business market place for the procurement of commercial groundskeeping equipment and supplies.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  February 15, 2000.                  CEC PROPERTIES, INC.



                                            By:  /s/ Paul Balalis
                                               ---------------------------------
                                                Paul Balalis, President and
                                                Chief Executive Officer


                                            By:  /s/ Donald Norbury
                                               ---------------------------------
                                                Donald Norbury,
                                                Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



   /s/ Paul Balalis                                  Dated: February 15, 2000
--------------------------------
Paul Balalis, Director


   /s/                                               Dated:
--------------------------------
Frank P. Barbaro, Director


   /s/ Timothy Carda                                 Dated: February 15, 2000
--------------------------------
Timothy Carda, Director


   /s/ Sanford Feld                                  Dated: February 15, 2000
--------------------------------
Sanford Feld, Director


   /s/ Frederick Meyer                               Dated: February 15, 2000
--------------------------------
Frederick Meyer, Director


   /s/ Charles Packard                               Dated: February 15, 2000
--------------------------------
Charles Packard, Director