Form 10QSB
period 2000-01-31
CEC PROPERTIES INC
filed 2000-03-21
CIK 74454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the
    Securities Exchange Act of 1934

For the quarterly period ended:                      January 31, 2000
--------------------------------------------------------------------------------

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
--------------------------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)

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

                                 (949) 673-2282
--------------------------------------------------------------------------------
                           (Issuer's Telephone Number)

--------------------------------------------------------------------------------
                     (Former name, former address and former
                   fiscal year, if changed since last report)


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

15,594,098 shares of common stock $.01 par value as of 3/10/00

                               CEC PROPERTIES, INC.

Part I  -  Financial Information

The condensed consolidated financial statements included herein have been prepared by the Issuer without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations. However, the Issuer believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Issuer's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999 as filed with the SEC. (File number 0-188)

In the opinion of the Issuer, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Issuer as of January 31, 2000, and the results of it's operations and changes in cash flows of the Issuer for the three months ended January 31, 2000 and 1999, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

--------------------------------------------------------------------------------


                                   CEC PROPERTIES, INC.
                                CONSOLIDATED BALANCE SHEETS


ASSETS                                                               Jan 31, 2000          Oct 31, 1999
                                                                     ----------------------------------
                                                                        Unaudited              Audited
Current assets:
    Cash                                                             $   131,089           $   137,072
    Accounts receivable                                                  221,808               328,998
    Inventory                                                             89,633                99,450
    Receivable from affiliate                                             76,838                52,259
    Notes receivable                                                      16,600                27,247
    Related party note receivable                                         77,397                79,133
    Other                                                                 35,683                33,211
                                                                     ------------          ------------
         Total current assets                                            649,048               757,370
                                                                     ------------          ------------

Property and equipment, net                                              204,716               216,573
                                                                     ------------          ------------

Other assets:
    Goodwill, net of accumulated amortization of $82,191 and $80,938     582,554               583,807
    respectively
    Investment in affiliate                                               87,203                88,314
    Other                                                                 42,400                42,400
                                                                     ------------          ------------
         Total other assets                                              712,157               714,521
                                                                     ------------          ------------

                                                                     $ 1,565,921           $ 1,688,464
                                                                     ============          ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                         $   282,526           $   328,771
    Current portion of capital lease obligations                          11,249                11,249
    Notes payable                                                         74,554                57,322
    Notes payable to related parties                                      61,700               123,044
                                                                     ------------          ------------
         Total current liabilities                                       430,029               520,386

Capital lease obligations, net of current portion                         19,148                40,910
                                                                     ------------          ------------

         Total liabilities                                               449,177               561,296
                                                                     ------------          ------------

Commitments and contingencies

Stockholders' equity:
    Series A 5% preferred stock, 2,000,000 shares authorized,
      $0.90 par value, 140,000 shares outstanding (liquidation
      preference of $140,000)                                            126,000               126,000
    Common stock, 30,000,000 shares authorized, $0.01 par
      value, 15,594,098 shares outstanding (including 47,400
      shares committed)                                                  155,941               155,941
    Additional paid-in capital                                        24,863,060            24,863,060
    Accumulated deficit                                              (24,028,257)          (24,017,833)
                                                                     ------------          ------------
         Total stockholders' equity                                    1,116,744             1,127,168
                                                                     ------------          ------------

                                                                     $ 1,565,921           $ 1,688,464
                                                                     ============          ============

See notes to consolidated financial statements:

                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended Jan 31
                                                  ------------------------------
                                                       2000            1999
                                                  -------------    -------------
Revenues:
    Golf course revenue                           $    427,607     $    363,232
    Construction management revenue                    424,538          365,914
                                                  -------------    -------------
         Total revenue                                 852,145          729,146
                                                  -------------    -------------

Cost of revenues:
    Cost of golf course revenue                        376,610          303,822
    Cost of construction management revenue            164,294          118,941
                                                  -------------    -------------
         Total cost of revenues                        540,904          422,763
                                                  -------------    -------------

    Gross profit                                       311,241          306,383

General and administrative expenses                    316,773          276,176
                                                  -------------    -------------

         Operating loss(profit)                         (5,532)          30,207
                                                  -------------    -------------

Other income (expense):
    Equity in income (loss) of affiliate                (2,986)               -
    Interest income                                        112             1401
    Interest expense                                    (2,018)           (1104)
                                                  -------------    -------------
         Total other income (expense)                   (4,892)             297
                                                  -------------    -------------

         Income (loss) from continuing operations
           before provision for income taxes           (10,424)          30,504

Provision for income taxes                                   -               17
                                                  -------------    -------------

Net income (loss)                                 $    (10,424)    $     30,487
                                                  =============    =============

Net (loss) profit available to common shareholders per common share

Basic                                             $      (0.00)    $      0.002
                                                  =============    =============
Diluted                                           $      (0.00)    $      0.002
                                                  =============    =============

Weighted average number of common shares outstanding

Basic                                               15,594,098       14,503,730
                                                  =============    =============
Diluted                                             15,594,098       14,600,730
                                                  =============    =============

See notes to the financial statements.

                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                     Three Months Ended Jan 31
                                                  ------------------------------
                                                       2000             1999
                                                  -------------    -------------
Cash flows from operating activities:
    Net income (loss)                             $    (10,424)    $     30,487
    Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
        Depreciation and amortization                   15,353           15,742
        Equity in income (loss) of affiliates            2,986                -
         Changes in operating assets and liabilities
          (net of effects of asset acquisitions):
             Accounts receivable-net                   107,190          (27,919)
             Inventory                                   9,817            8,216
             Receivable from affiliates                (24,579)               -
             Surety Bond                                     -          (25,000)
             Other assets                               (2,472)          37,671
             Accounts payable and accrued expenses     (46,245)          64,425
                                                  -------------    -------------

    Net cash provided by operating
      activities                                        51,626          103,622
                                                  -------------    -------------

Cash flows from investing activities:
    Collection of notes receivable                      12,383                -
    Issuance of notes receivable                             -         (150,000)
    Investment in affiliate                             (1,875)         (23,850)
    Asset acquisition of First Golf Corp.                    -          (23,876)
    Property and equipment purchases                    (2,243)         (18,876)
                                                  -------------    -------------

    Net cash provided by (used in) investing
       activities                                        8,265         (216,602)
                                                  -------------    -------------

Cash flows from financing activities:
    Principal payments on capital lease obligations    (21,762)               -
    Principal payment on purchase of preferred stock         -          (11,891)
    Principal borrowing on notes payable                17,232           20,187
    Principal payments-stockholder loan                (61,344)          (7,000)
                                                  -------------    -------------

    Net cash  provided by (used in)financing
     activities                                        (65,874)           1,296
                                                  -------------    -------------
Net decrease in cash                                    (5,983)        (111,684)

Cash at beginning of period                            137,072          260,786
                                                  -------------    -------------

Cash at end of period                             $    131,089     $    149,102

See Notes to Consolidated Financial Statements:
--------------------------------------------------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Note -(1) Summary of Significant Accounting Policies

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

Note -(2) Sales Agreement
--------------------------------------------------------------------------------

         Effective December 1999, the Company entered into an agreement to arrange annual sales of $30,000,000 for Greentrac.com, Inc., a company organized by certain stockholders and directors of the Company. In exchange, the Company received approximately 14% interest in Greentrac.com., Inc. which was formed to establish an Internet-based business to business market place for the procurement of ground keeping equipment and supplies. Due to Greentrac.com being an affiliate and this not being considered arms-length transaction, management has determined the estimated fair market value of the shares received to be $1,875. The Company has included this amount in investments in affiliate at January 31, 2000.


ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         BACKGROUND. The Company was substantially reorganized in 1995. In November 1997, the Company adopted a plan to dispose of its remaining rental properties and concentrate on the Company's primary focus, the golf industry. In fiscal 1998, the remaining rental properties were sold. Of the $24,028,257 of accumulated deficit set forth in the Company's Consolidated Balance Sheet, $23,565,786 relates to activities prior to November 1, 1998. The Company manages and maintains golf courses and golf driving ranges through its wholly owned subsidiary, Classic Golf Management. It currently is operating under two golf management contracts where the Company owns the pro shop, and the teaching center, or pays a fee to a municipality landlord in a transaction, which is similar to a triple net lease. The Company generally receives substantially all of the revenue from the carts, pro shop, driving range and lessons and pays substantially all expenses associated with those operations. The Company is focusing on bidding and obtaining new management contracts and acquisition of management companies.

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

         In October 1998, the Company acquired the assets of First Golf Corporation, a company primarily engaged in the management of construction of golf courses. In this regard First Golf had existing contracts for construction management on three courses. The Company will manage the three courses, which are presently scheduled to open in 2000. Additionally, First Golf is in various stages of discussions with respect to additional courses. However, the results of such discussions can not be predicted at this time and there is no guarantee that any of such discussions will result in a contractual management arrangement.

         The Company presently retains the rights to the Hickory Stick golf course to be built in Atlanta, Georgia. First Golf will be supervising the construction and the awarding of any contracts.

         In 1999, the Company became a 50% owner of Diamond Turf LLC, a company located in Cordele, Georgia engaged in the growing and sale of grass for golf course greens and fairways.

          In December 1999, the Company entered into an agreement with Greentrac.com. Paul Balalis and certain officers, stockholders of the Company and founders of Medibuy.com founded Greentrac.com. Greentrac.com is a business to business internet-based company intended to engage in the procurement of commercial grounds keeping equipment and supplies. Greentrac. obtained initial financing of $4,000,000 ($10.00 per share) and is currently seeking an additional $8 million at $30.00 per share. There is no assurance such additional financing will be obtained. Greentrac began business on February 14, 2000. The Company received 187,000 shares of Greentrac.com (approximately 14 % of the outstanding shares) for agreeing to arrange for orders through Greentrac.com valued at $30,000,000 per year for four years.


RESULTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2000 COMPARED TO THREE MONTHS ENDED JANUARY 31, 1999
--------------------------------------------------------------------------------

         Golf course management revenues increased from $363,232 to $427,607 (18%) while revenues from golf course construction management increased from $365,914 to 424,538 (16%). The increase resulted from an increase in the number of courses being constructed and the beginning of a sales effort in behalf of managed courses.

         Expenses related to golf course management increased from $303,822 to $367,610 (21%) and expenses related to course construction management increased from $118,941 to $164,294 (38%). The increases were attributable to the increase in business and the costs related to that increase.

         Overall, general and administrative expenses increased from $276,176 to $316,773 (15%) largely due to audit expense fees incurred in the first quarter of 2000.

         Net Income was reduced from a profit of $30,487 in 1999 to a loss of $10,424 in 2000. A 134% reduction.

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

Part II - Other Information

          Inapplicable

SIGNATURES
--------------------------------------------------------------------------------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                CEC Properties, Inc.

    Date: March 18,2000                         By: /S/ Paul Balalis
                                                    ----------------------------
                                                    Paul Balalis
                                                    President




    Date: March 18, 2000                        By: /S/ Don Norbury
                                                    ----------------------------
                                                    Don Norbury
                                                    Chief Financial Officer