Form 10QSB
period 2000-04-30
CEC PROPERTIES INC
filed 2000-06-19
CIK 74454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the
    Securities Exchange Act of 1934

For the quarterly period ended:                      April 30, 2000
--------------------------------------------------------------------------------

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

15,601,735 shares of common stock $.01 par value as of June 15, 2000

                               CEC PROPERTIES,INC.

Part I  -  Financial Information

The condensed consolidated financial statements included herein have been prepared by the Issuer without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations. However, the Issuer believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Issuer's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999 as filed with the SEC. (File number 0-188)

In the opinion of the Issuer, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Issuer as of April 30, 2000, and the results of it's operations and changes in cash flows of the Issuer for the three months and six months ended April 30, 2000 and 1999, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

--------------------------------------------------------------------------------


                                               CEC PROPERTIES, INC.
                                            CONSOLIDATED BALANCE SHEETS


ASSETS                                                                Apr 30,2000        Oct 31, 1999
                                                                     ----------------------------------
                                                                        Unaudited             Audited
Current assets:
    Cash                                                             $    106,378        $    137,072
    Accounts receivable                                                   339,503             328,998
    Inventory                                                              89,815              99,450
    Receivable from affiliate                                                   0              52,259
    Notes receivable                                                        4,767              27,247
    Related party note receivable                                          79,311              79,133
    Other                                                                       0              33,211
                                                                     -------------       -------------
         Total current assets                                             619,774             757,370
                                                                     -------------       -------------

Property and equipment, net                                               190,616             216,573
                                                                     -------------       -------------

Other assets:
    Goodwill, net of accumulated amortization                             567,232             583,807
    Investment in affiliate                                                78,421              88,314
    Other                                                                  68,709              42,400
                                                                     -------------       -------------
         Total other assets                                               714,362             714,521
                                                                     -------------       -------------

                                                                     $  1,524,752        $  1,688,464
                                                                     =============       =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                         $    293,821        $    328,771
    Current portion of capital lease obligations                           11,249              11,249
    Notes payable                                                           2,323              57,322
    Notes payable to related parties                                      104,745             123,044
                                                                     -------------       -------------
         Total current liabilities                                        412,138             520,386

Capital lease obligations, net of current portion                          36,929              40,910
                                                                     -------------       -------------

         Total liabilities                                                449,067             561,296
                                                                     -------------       -------------

Commitments and contingencies

Stockholders' equity:
    Series A 5% preferred stock, 2,000,000 shares authorized,
      $0.90 par value, 140,000 shares outstanding (liquidation
      preference of $140,000)                                             126,000             126,000
    Common stock, 30,000,000 shares authorized, $0.01 par
      value, 15,601,735 shares outstanding (including 47,400
      shares committed)                                                   155,941             155,941
    Additional paid-in capital                                         24,863,060          24,863,060
    Accumulated deficit                                               (24,069,316)        (24,017,833)
                                                                     -------------       -------------
         Total stockholders' equity                                     1,075,685           1,127,168
                                                                     -------------       -------------

                                                                     $  1,524,752        $  1,688,464
                                                                     =============       =============

See notes to consolidated financial statements:

                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended Apr 30
                                                  ------------------------------
                                                           2000             1999
                                                  -------------    -------------

Revenues:
    Golf course revenue                           $    494,940     $    495,740
    Construction management revenue                    270,900          270,390
                                                  -------------    -------------
         Total revenue                                 765,840          766,130
                                                  -------------    -------------

Cost of revenues:
    Cost of golf course revenue                        301,372          302,396
    Cost of construction management revenue            133,533           49,024
                                                  -------------    -------------
         Total cost of revenues                        434,905          351,420
                                                  -------------    -------------

    Gross profit                                       330,935          414,710

General and administrative expenses                    342,940          376,918
                                                  -------------    -------------

         Operating loss(profit)                        (12,005)          37,792
                                                  -------------    -------------

Other income (expense):
    Equity in income (loss) of affiliate(@50%)          (8,783)          (2,199)
    Interest income                                        116              256
    Interest expense                                    (1,604)          (1,562)
    Change in accounting                               (18,781)               0
                                                  -------------    -------------
         Total other income (expense)                  (29,052)          (3,505)
                                                  -------------    -------------

         Income (loss) from continuing operations
           before provision for income taxes           (41,057)          34,287

Provision for income taxes                                   -
                                                  -------------    -------------

Net income (loss)                                 $    (41,057)    $     34,287
                                                  =============    =============

Net (loss) profit available to common shareholders per common share

Basic                                             $     (0.002)    $      0.002
                                                  =============    =============
Diluted                                           $     (0.002)    $      0.002
                                                  =============    =============

Weighted average number of common shares outstanding

Basic                                               15,601,735       14,503,730
                                                  =============    =============


See notes to the financial statements.

                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                     Six Months Ended Apr 30
                                                  ------------------------------
                                                           2000             1999
                                                  -------------    -------------

Revenues:
    Golf course revenue                           $    924,423     $    858,973
    Construction management revenue                    695,435          636,304
                                                  -------------    -------------
         Total revenue                               1,619,858        1,495,277
                                                  -------------    -------------

Cost of revenues:
    Cost of golf course revenue                        600,861          602,472
    Cost of construction management revenue            301,361          167,472
                                                  -------------    -------------
         Total cost of revenues                        902,522          769,944
                                                  -------------    -------------

    Gross profit                                       717,336          725,333

General and administrative expenses                    734,875          657,335
                                                  -------------    -------------

         Operating loss(profit)                        (17,539)          67,999
                                                  -------------    -------------

Other income (expense):
    Equity in income (loss) of affiliate               (11,768)          (2,199)
    Interest income                                        228            1,657
    Interest expense                                    (3,624)          (2,683)
    Change in accounting                               (18,781)               0
                                                  -------------    -------------
         Total other income (expense)                  (33,945)          (3,225)
                                                  -------------    -------------

         Income (loss) from continuing operations
           before provision for income taxes           (51,483)          64,773

Provision for income taxes                                   -                -
                                                  -------------    -------------

Net income (loss)                                 $    (51,483)    $     64,773
                                                  =============    =============

Net (loss) profit available to common shareholders per common share

Basic                                             $     (0.003)    $      0.004
                                                  =============    =============
Diluted                                           $     (0.003)    $      0.004
                                                  =============    =============

Weighted average number of common shares outstanding

Basic                                               15,601,735       15,161,011
                                                  =============    =============

See notes to the financial statements


                                   CEC PROPERTIES, INC.
                           CONSOLIDATED STATEMENT OF CASH FLOWS
                                        (Unaudited)

                                                            Six Months Ended Apr 30
                                                         ------------------------------
                                                                  2000            1999
                                                         -------------    -------------
    Net cash provided by operating
      activities                                               28,401          (15,319)
                                                         -------------    -------------

    Net cash (used in) investing activities                    (4,118)        (124,946)
                                                         -------------    -------------

    Net cash provided by (used in)financing
     activities                                               (54,977)           1,296
                                                         -------------    -------------
Net decrease in cash                                          (30,694)        (138,969)

Cash at beginning of period                                   137,072          200,400
                                                         -------------    -------------

Cash at end of period                                    $    106,378     $     61,431


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


Note - (2) Sales Agreement

Effective December 1999, the Company entered into an agreement to arrange annual sales of $10,000,000 for Greentrac.com, Inc., a company organized and financed by certain stockholders and directors of the Company. In exchange for the agreement, the Company received an approximate 14% interest in Greentrac.com., Inc. Greentrac was formed to establish an Internet-based business to business market place for the procurement of grounds keeping equipment and supplies. Due to the affiliated nature ofGreentrac.com it is not considered an arms-length transaction. Accordingly, management has determined the estimated fair market value of the shares received by the company to be $1,875. The Company has included this amount in investments in affiliate at January 31, 2000.


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

          In December 1999, the Company entered into an agreement with Greentrac.com. Paul Balalis, certain officers and stockholders of the Company and founders of Medibuy.com founded Greentrac.com. Greentrac.com is a business to business internet-based company intended to engage in the procurement of commercial grounds keeping equipment and supplies. Greentrac. obtained initial financing of $4,000,000 ($10.00 per share) and is currently seeking an additional $8 million at $30.00 per share. There is no assurance such additional financing will be obtained. Greentrac began business on February 14, 2000. The Company received 187,500 shares of Greentrac.com (approximately 14 % of the outstanding shares) for agreeing to arrange for orders through Greentrac.com valued at $10,000,000 per year for three years.


RESULTS OF OPERATIONS
THREE MONTHS ENDED APRIL 30, 2000 COMPARED TO THREE MONTHS ENDED APRIL 30, 1999
--------------------------------------------------------------------------------

         Golf course management revenues decreased from $495,740 to $494,940 (0%) while revenues from golf course construction management increased from $270,390 to 270,900 (0%). The small decrease resulted from the seasonal slowdown and the delay in the starting of new construction.

         Expenses related to golf course management decreased from $302,396 to $301,372(1%) and expenses related to course construction management increased from $49,024 to $133,533 (172%). The increase was attributable an increase in personnel hired to cover the new construction.

         Overall, general and administrative expenses decreased from $376,918 to $342,940 (9%) largely due to a reduction in the accounting fees and close attention to the expenses.

         Net Income was reduced from a profit of $34,287 in 1999 to a loss of $41,057 in 2000.

RESULTS OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 2000 COMPARED TO SIX MONTHS ENDED APRIL 30, 1999
--------------------------------------------------------------------------------

         The primary increase in revenues for the first six months of 2000 compared to the first six months of 1999 was generated thru improved first quarter operations by First Golf. The revenues in 1999 were $ 1,495,277 and $1,619,858 in 2000, an increase of 9%.

         The Company's expenses for the first six months of 2000 were $1,671,341, up from $1,430,503 in 1999 because of the increase in staffing required to build the new golf courses.

The resulting loss of $51,483 in 2000 was a decrease from a profit of $ 64,773 in 1999.


--------------------------------------------------------------------------------
CAPITAL AND LIQUIDITY RESOURCES
--------------------------------------------------------------------------------

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

FORWARD-LOOKING STATEMENTS

The forward-looking statements herein are based on current expectations that involve a number of risks and uncertainties. Such forward-looking statements are based on assumptions that the Company will have adequate financial resources to fund the development and operation of its business, and there will be no material adverse change in the Company's operations or business. The foregoing assumptions are based on judgments with respect to, among other things, information available to the Company, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the Company's control. Accordingly, although the Company believes that the assumptions underlying the forward-looking statements are reasonable, any such assumption could prove to be inaccurate and therefore there can be no assurance that the results contemplated in the forward-looking statements will be realized. There are a number of other risks presented by the Company's business and operations, which could cause the Company's financial performance to vary markedly from prior results, or results contemplated by the forward-looking statements. Management decisions, including budgeting, are subjective in many respects and periodic revisions must be made to reflect actual conditions and business developments, the impact of which may cause the Company to alter its capital investment and other expenditures, which may also adversely affect the Company's results of operations. In light of significant uncertainties inherent in forward-looking information included in this quarterly Report on Form 10QSB, the inclusion of such information should not be regarded as a representation by the Company or any person that the Company's objectives or plans will be achieved.

Part II - Other Information
             Inapplicable

SIGNATURES


In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             CEC Properties, Inc.

 Date: June 16, 2000                         By: /S/ Paul Balalis
                                                --------------------------------
                                                Paul Balalis
                                                President




 Date:   June 16, 2000                       By: /S/ Don Norbury
                                                --------------------------------
                                                Don Norbury
                                                Chief Financial Officer