Form 10QSB
period 2000-07-31
CEC PROPERTIES INC
filed 2000-09-20
CIK 74454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the
    Securities Exchange Act of 1934

For the quarterly period ended:                      July 31, 2000
----------------------------------------------------------------------------

                                       OR

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934

[ ] For the transition period from                              to
===========================================================================

Commission file number:    0-188
-----------------------------------------------------------------------------

                              CEC Properties, Inc.
  ---------------------------------------------------------------------------
        (exact name of small business issuer as specified in its charter)

         Delaware                                         13-1919940
-----------------------------------------------------------------------------
(State or other jurisdiction of         (IRS Employer Identification Number)
 Incorporation or Organization)

1500 W. Balboa Blvd. Suite 201, Newport Beach, CA                   92663
-----------------------------------------------------------------------------
(Address of principal executive offices)                          (Zip Code)

                                 (949) 673-2282
-----------------------------------------------------------------------------
                           (Issuer's Telephone Number)

-----------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

15,601,736 shares of common stock $.01 par value as of August 31, 2000

                               CEC PROPERTIES,INC.

Part I  -  Financial Information

The condensed consolidated financial statements included herein have been prepared by the Issuer without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations. However, the Issuer believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Issuer's Annual Report on Form 10-KSB for the fiscal year ended October 31, 1999 as filed with the SEC. (File number 0-188)

In the opinion of the Issuer, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Issuer as of July 31, 2000, and the results of operations and its cash flows for the three months and nine months ended July 31, 2000 and 1999, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

--------------------------------------------------------------------------------


                              CEC PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                              July 31,2000       Oct 31, 1999
                                                                  -----------------------------------
                                                                     Unaudited             Audited
Current assets:
    Cash                                                          $      186,447      $      137,072
    Accounts receivable                                                  209,542             328,998
    Inventory                                                            136,825              99,450
    Receivable from affiliate                                             52,997              52,259
    Notes receivable                                                           0              27,247
    Related party note receivable                                         79,586              79,133
    Other                                                                 29,954              33,211
                                                                  ---------------     ---------------
         Total current assets                                            695,351             757,370
                                                                  ---------------     ---------------

    Property and equipment, net                                          178,614             216,573
                                                                  ---------------     ---------------

Other assets:
    Goodwill, net of accumulated amortization                            566,003             583,807
    Investment in affiliate                                              112,533              88,314
    Other                                                                 42,401              42,400
                                                                  ---------------     ---------------
         Total other assets                                              720,937             714,521
                                                                  ---------------     ---------------

                                                                  $   1,594,902       $    1,688,464
                                                                  ===============     ===============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                      $      358,790      $      328,771
    Current portion of capital lease obligations                          11,249              11,249
    Notes payable                                                              0              57,322
    Notes payable to related parties                                     104,744             123,044
                                                                  ---------------     ---------------
         Total current liabilities                                       474,783            520,386

Capital lease obligations, net of current portion                         31,309              40,910
                                                                  ---------------     ---------------

         Total liabilities                                               506,092             561,296
                                                                  ---------------     ---------------

Commitments and contingencies

Stockholders' equity:
    Series A 5% preferred stock, 2,000,000 shares authorized,
      $0.90 par value, 140,000 shares outstanding (liquidation
      preference of $140,000)                                            126,000             126,000
    Common stock, 30,000,000 shares authorized, $0.01 par value,
      15,601,735 and 15,594,098 (including 47,400 shares committed)
      shares outstanding at July 31,2000 and October 31,
      1999 respectively.                                                 156,017             155,941
    Additional paid-in capital                                        24,862,985          24,863,060
    Accumulated deficit                                              (24,056,192)        (24,017,833)
                                                                  ---------------     ---------------
         Total stockholders' equity                                    1,088,810           1,127,168
                                                                  ---------------     ---------------

                                                                  $    1,594,902      $    1,688,464
                                                                  ===============     ===============



See notes to consolidated financial statements:

                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended July 31
                                                  ------------------------------
                                                       2000            1999
                                                  -------------    -------------

Revenues:
    Golf course revenue                           $    487,979     $    505,307
    Construction management revenue                    400,600          247,327
    Management fees from affiliate                      61,982                0
                                                  -------------    -------------
         Total revenue                                 950,561          752,634
                                                  -------------    -------------

Cost of revenues:
    Cost of golf course revenue                        361,536          329,429
    Cost of construction management revenue            242,233           89,341
                                                  -------------    -------------
         Total cost of revenues                        603,769          418,770
                                                  -------------    -------------

    Gross profit                                       346,792          333,864

General and administrative expenses                    360,061          281,508
                                                  -------------    -------------

         Operating loss(profit)                        (13,269)          52,356
                                                  -------------    -------------

Other income (expense):
    Interest income                                          9              912
    Interest expense                                    (7,731)          (5,585)
    Equity in income of affiliate                       34,112           50,118
                                                  -------------    -------------
         Total other income (expense)                   26,390           45,445
                                                  -------------    -------------

         Income (loss) from continuing operations
           before provision for income taxes            13,121           97,801

Provision for income taxes                                   -             -
                                                  -------------    -------------

 Net income (loss)                                $     13,121     $     97,801
                                                  =============    =============

Net (loss) profit available to common shareholders per common share

Basic                                             $      0.000     $      0.001
                                                  =============    =============
Diluted                                           $      0.000     $      0.001
                                                  =============    =============

Weighted average number of common shares outstanding

Basic                                               15,601,735       15,551,733
                                                  =============    =============


See notes to the financial statements.

                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                     Nine Months Ended July 31
                                                  ------------------------------
                                                       2000            1999
                                                  -------------    -------------

Revenues:
    Golf course revenue                           $    998,989     $  1,000,096
    Construction management revenue                  1,096,035          852,487
    Management fees from affiliate                     181,982                0
                                                  -------------    -------------
         Total revenue                               2,277,006        1,852,583
                                                  -------------    -------------

Cost of revenues:
    Cost of golf course revenue                        683,298          580,553
    Cost of construction management revenue            543,893          257,306
                                                  -------------    -------------
         Total cost of revenues                      1,227,191          837,859
                                                  -------------    -------------

    Gross profit                                     1,049,815        1,014,724

General and administrative expenses                  1,080,622          897,596
                                                  -------------    -------------

         Operating (loss)profit                        (30,807)         117,128
                                                  -------------    -------------

Other income (expense):
    Interest income                                        236              912
    Interest expense                                   (11,352)          (5,584)
    Equity in income of affiliate                       22,344           50,118
                                                  -------------    -------------
         Total other income (expense)                   11,228           45,446
                                                  -------------    -------------

         Income (loss) from operations
         before provision for income taxes and         (19,579)          162,574
         cumulative change in accounting principle

Provision for income taxes                                   0                 0
Income (loss) Before cumulative change in
accounting principal                                   (19,579)                0
Cumulative effect of change in accounting principle    (18,781)                0
                                                  -------------    -------------

Net income (loss)                                 $    (38,360)    $    162,574
                                                  =============    =============

Net (loss) profit available to common shareholders per common share

Basic                                             $      (0.00)    $       0.00
                                                  =============    =============
Diluted                                           $      (0.00)    $       0.00
                                                  =============    =============

Weighted average number of common shares outstanding

Basic                                               15,601,735       15,161,011
                                                  =============    =============



See notes to the financial statements

                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)
                                                     Nine Months Ended July 31
                                                  ------------------------------
                                                      2000             1999
                                                  -------------    -------------
 Cash flows from operating activities
    Net income (loss)                             $    (38,360)    $    162,574
    Adjustments to reconcile net income
       (loss) to net cash provided by (used in)
       operating activities
           Depreciation and amortization                48,699           59,122
           Cumulative change in accounting
             principal                                  18,781                0
           Write-off of deposit                         50,000                0
           Equity in income of affiliates              (22,344)         (50,118)
           Changes in operating assets and
             liabilities
               Accounts receivable                      69,454         (210,779)
               Inventory                               (37,375)         (19,561)
               Other assets                             (4,119)        (243,315)
               Accounts payable and accrued expenses    28,146          139,261
                                                  -------------    -------------
Net cash provided by (used in) operating activities     112,882        (162,816)

Cash flows from investing activities
    Cash advance to affiliates, net                      (1,191)          8,918
    Collection of notes receivable from related
    parties                                           27,247              400
    Property and equipment purchases                    (4,340)         (29,721)
                                                  -------------    -------------
Net cash provided by(used in) investing activities      21,716          (20,403)

Cash flows from financing activities
    Principal payments on notes payable                (57,322)         (12,000)
    Principal payments on notes payable to related
    parties                                            (18,300)               0
    Principal borrowings on notes payable to related
    parties                                                  0           13,677
    Principal payments on capital lease obligations     (9,601)               0
    Proceeds from exercise of stock options                  0           10,000
                                                  -------------    -------------
Net cash provided by (used in) financing activities    (85,223)          11,677
                                                  -------------    -------------

Net change in cash                                      49,375         (171,542)

Cash at beginning of period                            137,072          260,786
                                                  -------------    -------------
Cash at end of period                                  186,447           89,244
                                                  =============    =============
Cash paid during period for:
    Interest                                      $      6,420     $      3,784
                                                  =============    =============
    Income taxes                                  $          0     $          0
                                                  =============    =============

See Notes to Consolidated Financial Statements:
--------------------------------------------------------------------------------

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


Note - (1) Summary of Significant Accounting Policies

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

Note - (2) Sales Agreement
--------------------------------------------------------------------------------

Effective December 1999, the Company entered into an agreement to arrange annual sales of $10,000,000 for Greentrac.com, Inc., a company organized and financed by certain parties including stockholders and directors of the Company. In exchange for the agreement, the Company received an approximate 14% interest in Greentrac.com. Greentrac was formed to establish an Internet-based Business-to-Business market place for the procurement of grounds keeping equipment and supplies. Due to the affiliated nature of Greentrac.com it is not considered an arms-length transaction. Accordingly, management has determined the estimated fair market value of the shares received by the company to be $1,875. The Company has included this amount in investments in affiliate at January 31, 2000.


ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         BACKGROUND. The Company was substantially reorganized in 1995. Of the $24,056,192 of accumulated deficit set forth in the Company's Consolidated Balance Sheet, $23,565,786 relates to activities prior to November 1, 1998. The Company manages and maintains golf courses and golf driving ranges through its wholly owned subsidiary, Classic Golf Management. It currently is operating under four golf management contracts where the Company owns the pro shop, and the teaching center, or pays a fee to a municipality landlord in a transaction, which is similar to a triple net lease. The Company generally receives substantially all of the revenue from the carts, pro shop, driving range and lessons and pays substantially all expenses associated with those operations. The Company is focusing on bidding and obtaining new management contracts and acquisition of management companies.

         In July of 2000, a $50,000 deposit to build a golf course in Camarillo, California expired unexercised. As a result the company wrote off the entire balance of this asset and recorded $50,000 of expense, which is reflected as a general and administrative expense in the accompanying three and nine month statements of operations.

         In October 1998, the Company acquired the assets of First Golf Corporation, a company primarily engaged in the management of construction of golf courses. In this regard First Golf had existing contracts for construction management on three courses. Two of the courses have been completed (Union, Oregon and Charleston, South Carolina) and are in the opening stages. The Company will manage the three courses. Additionally, First Golf is in various stages of discussions with respect to additional courses. However, the results of such discussions cannot be predicted at this time and there is no guarantee that any of such discussions will result in a contractual management arrangement.

         The Company presently retains the rights to the Hickory Stick golf course to be built near Atlanta, Georgia. First Golf will be supervising the construction and the awarding of any contracts.

         In 1999, the Company became a 50% owner of Diamond Turf LLC, a company located in Cordele, Georgia engaged in the growing and sale of grass for golf course greens and fairways.

          In December 1999, the Company entered into an agreement with Greentrac.com. Paul Balalis, certain officers and stockholders of the Company and founders of Medibuy.com founded Greentrac.com. Greentrac.com is a Business-to-Business internet-based company intended to facilitate the procurement of commercial grounds keeping equipment and supplies. Greentrac.com obtained initial financing of $4,000,000 ($10.00 per share) and is currently seeking an additional $8 million at $30.00 per share. There is no assurance such additional financing will be obtained. Greentrac began business on February 14, 2000. The Company received 187,500 shares of Greentrac.com (approximately 14 % of the outstanding shares) for agreeing to arrange for orders through Greentrac.com valued at $10,000,000 per year for three years.

RESULTS OF OPERATIONS
THREE MONTHS ENDED July 31, 2000 COMPARED TO THREE MONTHS ENDED July 31, 1999
--------------------------------------------------------------------------------

         Golf course management revenues decreased from $505,307 to $487,979 (3%) due to the extended drought and hot weather is the South East while revenues from golf course construction management increased from $247,327 to 400,600 (62%). The increase in construction management revenues resulted from the commencement of new construction during the period. Equity earnings of affiliate increased from $0 to $34,112

         Expenses related to golf course management increased from $329,429 to $361,536(10%) and expenses related to course construction management increased from $89,341 to $242,233 (171%). The increase was attributable an increase in personnel hired to manage the new construction.

         Overall, general and administrative expenses increased from $281,508 to $360,061 (28%) largely due to increased workload.

         Net Income for the quarter was mainly reduced from a profit of $97,801 in 1999 to $13,121 in 2000.


RESULTS OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2000 COMPARED TO NINE MONTHS ENDED JULY 31, 1999
--------------------------------------------------------------------------------

         The primary reason for the increase in revenues for the first nine months of 2000 compared to the same period of 1999 was the improved operations by Classic Golf. The revenues in 1999 were $ 1,852,583 and $2,277,006 in 2000, an increase of 23%. Equity in earnings of affiliate increased to 50,818 from 22,344.

         The Company's expenses for the first nine months of 2000 were $2,307,813, up from $1,735,455 in 1999 largely due to of the increase in staffing required to construction the new golf courses undertaken by the company and the expensing of the expired option. The resulting loss of $38,630 in 2000 was a decrease from a profit of $162,574 in 1999.


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



                                           CEC Properties, Inc.

  Date: September 20, 2000                 By: /s/ Paul Balalis
        ------------                          ---------------------------
                                              Paul Balalis
                                              President




  Date: September 20, 2000                 By: /s/ Tom Quinn
        ------------                          ---------------------------
                                              Tom Quinn
                                              Controller