Form 10KSB
period 2000-10-31
CEC PROPERTIES INC
filed 2001-02-13
CIK 74454

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended October 31, 2000             Commission File No.

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

State issuer's revenues for its most recent fiscal year $2,970,665

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of February 8, 2001, which was $1,955,961.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                                 Outstanding at
         Class                                                 February 8, 2001
----------------------------                                   -----------------
Common Stock, $.01 par value                                       15,571,698
                                                               -----------------
                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                 Transitional Small Business Disclosure Format:

                                 Yes [ ] No [X]

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

         On October 1, 1998, the Company acquired substantially all of the assets of First Golf Corporation, a South Dakota corporation located in Tempe, Arizona. First Golf manages the construction of golf courses and has built 25 courses since 1987. The assets acquired consisted primarily of contracts and proposals for future construction of golf courses. Construction is in progress as to three of those contracts and has been completed as to three others. Additionally, the Company assumed management of three courses then being managed by First Golf. The Company paid $125,000 in cash and agreed to pay an additional $75,000 on May 1, 1999. The Company also issued 640,000 of its shares of Common Stock of which 336,000 were pledged to be delivered over the next two years based upon the financial performance of the First Golf assets. The financial performance of the assets did not meet the required threshold and no additional shares were issued in 1999 and 2000. However the parties agreed to extend the terms of the agreement through October 2002. the amount of shares ultimately delivered may be reduced by up to 336,000 shares or increased by as much as an additional 445,440 shares depending on whether the contingencies are met.

         In October, 1997 the Company acquired all of the outstanding stock of Classic Golf Management, Inc., a privately held Georgia corporation, which managed two golf courses in Georgia. The Company paid $103,250 cash down and delivered 29,500 shares of Common Stock to Milton Abell (see Note 9). Additionally, the Company agreed, subject to certain conditions, to pay up to an additional $14,750 in October 1999, and subject to meeting certain revenue guarantees in October 1999 and 2000, deliver up to an additional 14,750 shares of Common Stock. As of October 31, 2000, the revenues guarantees were not met. As a result no additional shares were issued and the parties mutually agreed to extend the terms of the agreement through October 2002. Concurrently, the Company also acquired certain assets of Classic Golf Shops, Inc., an entity owned by Mr. Abell. Classic Golf Shops is a golf apparel and accessory shop located adjacent to the managed golf courses. The Company also acquired certain assets owned by Mr. Abell as follows: equipment and trade name of "Golf 101 for a golf teaching method and equipment and a trade name of "Hydroturf" for a golf greens maintenance program. They were acquired in exchange for $71,750 cash and 20,500 shares of Common Stock. Additionally, the Company agreed, subject to certain conditions, to deliver up to an additional 20,500 shares of Common Stock in two equal annual installments to be delivered one-half in October, 1998 and subject to meeting certain revenue guarantees in October 1999 and October, 2000, the balance. The Company also agreed, in both transactions, to pay the seller any differential between the average publicly quoted price of the Common Stock in November, 2000 and $3.00 per share. Mr. Balalis personally guaranteed payment to Mr. Abell pursuant to these transactions (See "Item 12. Certain Relationships and Related Transactions"). As of the date of this report, the revenue guarantees were not met. As a result, no additional shares were issued and price guarantees were not required to be made. The parties mutually agreed to extend the terms through 2002. Funds necessary for the transactions came from the Company's general working capital and $59,000 which was loaned to the Company by Mr. Balalis (see "Item 12. Certain Relationships and Related Transactions").

         GOLF COURSE MANAGEMENT. The Company is engaged in the management of golf courses with a current portfolio of five golf properties consisting of public (or daily fee) courses (see "Item 2. Description of Property"). The Company's courses include three in the Atlanta, Georgia area, 27 holes in N. Charleston, South Carolina and 18 holes in Union, Oregon. The clustering of three courses in the Atlanta, Georgia area enables the Company to efficiently manage its courses and improve profitability by sharing many administrative functions and capitalizing on joint marketing opportunities and economies of scale. The Company has also contracted, upon its completion, to manage a 36 hole course in Santa Fe, New Mexico, a course for which the Company is currently serving as the construction manager.

         The Company's golf course management business consists primarily of operating golf courses and related facilities, which include greens fees, food and beverage concessions, golf cart rentals, retail merchandise sales and a teaching school. Three of the Company's courses and three pro shop facilities are leased pursuant to short-term leases of up to three years. While the leases are short-term, historical pattern is to renew the leases so long as the Company performs in a satisfactory manner. The Company has no reason to believe any of its present leases will not be renewed, however, there is always the possibility that a lease will not be renewed, which could have a significant negative impact on the Company.

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

         GOLF COURSE CONSTRUCTION MANAGEMENT. The Company is engaged in managing the construction of an 18 hole course in Hunterdon County, New Jersey scheduled to open in 2001, and a 36 hole course in Santa Fe New Mexico, scheduled to open in, 2001 and the last nine holes of a 27 hole course in N. Charleston South Carolina. In addition, the Company has agreed to manage the construction of a new course in Louisiana, scheduled to begin construction in the Spring of 2001. The Company also holds an option to construct the Hickory Stick course in Cherokee County, Georgia and to manage the course pursuant to a 50-year lease upon its completion. The Hickory Stick agreement provides that it may be terminated by the county, without cause, subject to payment of termination fees. The Hickory Stick course, near Atlanta, Georgia, was designed by Milton Abell, vice president of the Company. First Golf will be the manager of construction and is scheduled for construction commencement as soon as necessary government permits are received.

          TURF AND SOD. In 1999, the Company became a 50% owner of Diamond Turf LLC, located in Cordele, Georgia. The other 50% is owned by an unrelated third party. Diamond Turf is currently growing 150 acres of TifEagle, a Burmuda grass for greens and TifSport, a Burmuda grass for fairways. This grass is sold both as sod and as bushels of stolens.

         GREENTRAC.COM, INC. In or about December 1999, Paul Balalis, Donald Norbury and Charles Packard. (see "Item 9. Directors, Officers, Promoters and Control Persons" and "Item 12. Certain Relationships and Related Transactions"), together with others, contributed a portion of the initial $4,000,000 capitalization and agreed to be involved with a new company to be known as Greentrac.com, Inc. ("Greentrac"). Greentrac was formed to establish an internet-based business to business marketplace for the procurement of commercial grounds keeping equipment and supplies. Greentrac is intended to bring together buyers and sellers to select and purchase their grounds keeping supplies and equipment related to golf courses, landscaping contractors, municipalities and highway departments, among others. In exchange for the Company's agreement to arrange for $10,000,000 of sales per year through Greentrac, the Company received 187,000 common shares of Greentrac.com (approximately 14% interest). The shares were valued at a nominal value of $1,875 and was recorded as an investment in an affiliate. The Company accounts for the investments on the cost basis due to the ownership interest being less than 20% and the Company does not exercise significant control over Greentrac.com.

           INDUSTRY OVERVIEW. The National Golf Foundation states that in 1999 total spending at golf courses in the United States generated in excess of $22 billion in annual revenue on all golf related items including playing fees, practice range fees, equipment, clothing and miscellaneous items. The ownership and operation of golf courses in the United States is highly fragmented, with less than five percent of golf courses owned and operated by multi-course management companies. The Company believes that the majority of golf course operators, including real estate developers and municipalities, are generally involved in golf course management because the golf course is an important component of their development or community, but that such operators do not have professional golf course management experience. As a result, owners are often interested in selling or leasing the golf facilities to third-party operators such as the Company. These owners frequently place significant emphasis on experience and reputation for quality management in selecting an owner or an operator, and the Company believes that through its acquisition of Classic Golf and First Golf and employment of its management (see "Item 11. Security Ownership of Certain Beneficial Owners and Management') its reputation in these areas will provide it with opportunities.

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

         The Company believes certain demographic characteristics will increase the demand for golf in the future, thereby benefiting golf course operators. Accordingly, the Company believes that total rounds played will increase as the golfing population ages. The Company believes that the highest golf participation rates are found among individuals aged 30 to 39. However, individuals over 50 played a substantially greater number of rounds of golf per year relative to individuals in other age brackets. Accordingly, assuming that golf participation rates of 30 to 39 year old golfers remain at current levels, the Company believes that those 30 to 39 year old golfers will increase the number of rounds played per year as they age.

         Based upon reports from the National Golf Foundation there were 26.0 million golfers in the United States who played approximately 528 million rounds of golf during 1999. The Company believes that core golfers (those that play more than eight rounds per year) played a substantial majority of these rounds. The Company targets these core golfers by holding special golf events and improving reservation systems.

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

         BUSINESS STRATEGY. The Company's strategy is to grow its revenues and cash flows by improving operations and financial performance of its existing managed golf courses primarily by selectively upgrading the facilities and identifying and entering into management arrangements or acquiring courses which will benefit from the Company's management expertise or have been built with the Company managing construction. Key elements of the Company's operating strategy include:

         MANAGEMENT AND ACQUISITIONS. The Company initially intends to develop and expand its operations through the management of construction and development of new golf courses. The Company intends to expand its operations in the United States outside of Georgia through its management of golf courses under construction as well as acquisitions or other arrangements with companies involved in the golf industry. In this regard, the projects undertaken by First Golf afford the Company with the opportunity to obtain a management relationship with respect to the courses for which the Company is performing construction management. Currently, the Company is in the process of construction management for courses in Santa Fe, New Mexico and Hunderdon County, New Jersey, which the Company will manage upon their completion.

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

         The management believes that, as a result of the completed acquisitions of Classic Golf and First Golf, it enjoys a favorable reputation in the industry. The Company principally competes for the management of golf courses with a small number of national golf course management companies. Included are American Golf Corporation, National Golf Properties, Inc. (a publicly traded real estate investment trust) and Club Corporation International as well as numerous smaller, regional companies, many of whom have more assets than the Company.

         EMPLOYEES. As of October 31, 2000, the Company employed 17 persons full time. Additionally, the Company contracts with an unrelated third party for the services of up to 75 persons at any single time at its Georgia golf course operations. Two full-time professional instructors are employed at each course. The Company believes that its employee relations are good. None of the Company's employees are represented by a labor union.

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

                    DATE                                 TYPE OF        TYPE OF
COURSE NAME       ACQUIRED          LOCATION            OPERATION       COURSE
-----------     ------------   ----------------------   ----------   --------------
City Club
  Marietta      11/01/91 (1)   Marietta, Georgia        Management   18 Hole public

Sugar Creek     11/01/93 (1)   DeKalb County, Georgia   Leased       18 Hole public

Mystery Valley  07/15/00 (1)   DeKalb County, Georgia   Leased       18 Hole Public

Buffalo Peak    09/15/00 (1)   Union, Oregon            Management   18 Hole Public

Westcott
Plantation      09/01/00 (1)   N Charleston, S.C.       Management   27 Holes Public

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

         MYSTERY VALLEY is an 18-hole public course and tennis center leased from DeKalb County offering a full range of amenities. Among the amenities are a driving range, pro shop offering merchandise, tennis courts, a snack bar and golf and tennis lessons.

         BUFFALO PEAK is an 18 hole public Municipal course and provides a full range of amenities. Among the amenities are a driving range, club house and food and beverage.

         WESTCOTT PLANTATION is a resort type, 27 hole golf course designed by Dr. Mike Hrydsen.It is reported to be one of the finest courses in the area. The amenities include a driving range, a large club house, pro shop and food and beverage, including a restaurant.

         The Company's leases are usually short-term (up to three years). Historically, such leases are renewed on substantially the same basis so long as the Company's performance is satisfactory. While renewal discussions are almost always in progress the Company has no information which would indicate the leases will not continue to be renewed on the same or substantially similar basis as exists. However, there can be no assurrance of such renewal and the loss of any lease could be a significantly material adverse event.

         OFFICE FACILITIES. The Company's present corporate offices are in Newport Beach, California and are owned by Paul Balalis, president, chief executive officer and principal stockholder of the Company. The Company pays $2,600 per month pursuant to a lease expiring October 31, 2003. The Company believes this rate is currently less than the fair market value. The Company also retains offices in Georgia and Arizona which are leased on a month to month basis at $2,038 and $1,950 per month, respectively.

ITEM 3.  LEGAL PROCEEDINGS.
-------  ------------------

         The Company and its subsidiary First Golf Corporation, a Nevada corporation, have been named as defendants in a legal action entitled PUDDING RIDGE LIMITED PARTNERSHIP V. FIRST GOLF CORPORATION OF SOUTH DAKOTA, ET AL. pending in the United States District Court for the Middle District of North Carolina bearing Civil Action No. 1:99 CV0060 filed in July 1999. The case arises from a dispute between Pudding Ridge, First Golf Corporation, a South Dakota corporation, and certain of its individually named stockholders over the alleged breach of a lease and operation of a golf course in North Carolina. Neither the Company nor its wholly-owned First Golf subsidiary were parties to the lease or the operations of the golf course. The Company's wholly-owned First Golf subsidiary purchased certain assets, excluding the North Caroling golf course, from the South Dakota corporation in October 1998, approximately two months after the South Dakota corporation had been ejected from the Pudding Ridge golf course. Nevertheless, the Company and its wholly-owned subsidiary were named in the complaint seeking damages in an unspecified amount for breach of lease, breach of the covenant of good faith and fair dealing, breach of fiduciary duty, negligent misrepresentation, fraudulent misrepresentation, concealment and transfer, tortuous interference with contract and unfair and deceptive trade practices. The Company has a motion pending to be dismissed from the action for lack of personal jurisdiction. Inasmuch as this action is at a very preliminary stage, no discovery has been conducted and it is thereby impossible to presently predict the outcome. The Company intends to vigorously contest the claims against it and its wholly-owned subsidiary.

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

                                       BID                          ASK
                                -----------------           -----------------

     Fiscal 1999                HIGH          LOW           HIGH          LOW

     1st quarter                .75           .31           .91           .34

     2nd quarter                .81           .38           .95           .72

     3rd quarter                .63           .44           .66           .58

     4th quarter                .63           .30           .66           .37



     Fiscal 2000

     1st quarter                .93           .37          1.15           .43

     2nd quarter               1.68           .81          1.78           .87

     3rd quarter                .87           .40           .96           .50

     4th quarter                .53           .28           .56           .35


On February 8, 2001, the last reported bid and ask price of the Common Stock by the National Quotation Bureau, Inc., was $.22 and $.31. As of February 8, 2001 there were approximately 4,476 holders of record of the Common Stock.

Dividend Policy
---------------

To date, the Company has declared no cash dividends on its common stock and does not expect to pay cash dividends in the next term. The Company intends to retain future earnings, if any, to provide funds for operation of its business.


Recent Sale of Unregistered Securities
--------------------------------------

No transactions have been entered into which have not previously been disclosed In prior filings.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------  ----------------------------------------------------------

         BACKGROUND. The Company was substantially reorganized in 1995. Of the $24,311,310 of accumulated deficit set forth in the Company's Consolidated Balance Sheet,$23,920,363 relates to activities prior to November 1, 1997. The Company manages and maintains golf courses and golf driving ranges through its wholly owned subsidiary, Classic Golf Management. It currently is operating under four golf management contracts where the Company owns the pro shop, and the teaching center, or pays a fee to a municipality landlord in a transaction which is similar to a triple net lease. The Company generally receives substantially all of the revenue from the carts, pro shop, driving range and lessons and pays substantially all expenses associated with those operations. The Company is focusing on bidding and obtaining new management contracts and acquisition of management companies.

         In October 1997, the Company acquired Classic Golf Management and purchased the assets of Classic Golf Shops. Prior to October 1997 the Company's primary income was from rental properties. The Company divested itself of all of those properties in order to focus on its golf operations.

         In October 1998, the Company acquired the assets of First Golf Corporation, a company primarily engaged in the management of construction of golf courses. In this regard First Golf had existing contracts for construction management on three courses. The Company will manage the two courses that are presently scheduled to open in 2001. Additionally, First Golf is in various stages of discussions with respect to additional courses. However, the results of such discussions can not be predicted at this time and there is no guarantee that any of such discussions will result in a contractual management arrangement.

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

RESULTS OF OPERATIONS - YEAR ENDED OCTOBER 31, 2000 COMPARED TO YEAR ENDED OCTOBER 31, 1999

         GOLF MANAGEMENT. Classic Golf Management manages 3 golf courses located in the Atlanta, Georgia area, one in Union, Oregon and one in N. Charleston S.
C. In 2000 revenues from golf course operations increased 28% from $1,328,798 to $1,708,852. At the same time its expenses associated with golf course management increased 53% from $867,019 in 1999 to $1,327,710 in 2000 mainly because of the addition costs associated with the new courses being added.

         MANAGEMENT OF GOLF COURSE CONSTRUCTION. First Golf Corporation is currently managing the construction of three golf courses. Revenues from golf course construction management increased 2% from $1,238,541 in 1999 to $1,261,813 in 2000 due to the fact of weather delays. Expenses associated with golf course construction management increased 75% from $396,631 in 1999 to $695,123 in 2000. The Company continues to seek additional courses to manage their construction and presently has one course slated to commence construction in 2001.

         GROSS PROFIT. Gross profit decreased 19% from 51% in 1999 to 32% in 2000. The reason for the decrease is attributed to a reclassification of the application of revenue and an increase in the cost of construction management because of fixed expenses during the slow period of construction.

         GENERAL AND ADMINISTRATIVE. The Company's General and Administrative expenses decreased by 11% from $1,403,343 in 1999 to $1,247,368 in 2000. The majority of this decrease resulted from costs controls instituted by the Company.

         The Company had net income in 1999 of $1,961 and a net loss in 2000 of $293,477. The equivalent net loss per common share was nil in 1999 and $(0.02) in 2000. The Company's revenue from all operations in 1999 was $2,567,339 compared to $2,970,665 in 2000, a 16% increase. The expenses from all operations increased by 23% from $2,666,993 in 1999 to $3,270,201 in 2000.

         The Company's results are largely caused by the write offs of certain receivables and the Company's increased construction management expenses due to weather delays and fixed expenses.

LIQUIDITY AND CAPITAL

         Cash increased for the year ended October 31, 2000 by $45,495. Accounts receivable increased by $159,214 reflecting the Company's utilization of its cash in its construction management business and other business activities. The Company's liabilities increased from $561,296 to $721,229.

         Cash flow analysis revealed an increase in cash flow from operating activities of $100,972 from $6,901 in 1999 to $107,873 in 2000. Investing activities were $124,545 in 1999 and $17,591 and financing costs increased from $6,070 in 1999 to $44,787 in 2000.

        Cash provided by operating activities of $107,873 is mainly due to net loss of $293,477 adjusted by depreciation and amortization expense of $98,879, the decrease in accounts receivable of $ 159,214, allowance for doubtful accounts of $11,253, increase in accounts payable of $147,816, deposit from a related party of $28,000 and other assets of $48,402,offset by equity in affiliate of $21,135, cumulative change in accounting principal of $21,359 and loss on sale of equipment of $4,366.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------------------

                                                                     PAGE NO.
                                                                   -----------

Report of Independent Accountants                                      F-1
Consolidated Balance Sheet at October 31, 2000                         F-2

Consolidated Statements of Operations for the
         Years ended October 31, 2000 and 1999                         F-3

Consolidated Statements of Stockholders' Equity
         for the years ended October 31, 2000 and 1999                 F-3

Consolidated Statements of Cash Flows
         for the years ended October 31, 2000 and 1999                F-5-6

Notes to Consolidated Financial Statements                             F-7

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


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

         Not applicable.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSON;
-------  -----------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
         --------------------------------------------------

         Directors serve a term of one year and then continue until their successors are duly elected and qualified. The Company's Bylaws currently provide for a Board of five. During the year ended October 31, 2000, the Board of Directors held one meeting by unanimous written consent. Each director who served during 2000 attended all of the meetings of the Board held during such fiscal year. The following table sets forth certain information concerning the directors and officers of the Company:

                                                                   FIRST ELECTED
NAME                  AGE   POSITION                                 TO SERVE
----                  ---   --------                                 --------

Paul Balalis          62    President, Chief Executive Officer and     1995
                            Chairman of the Board of Directors

Donald Norbury        65    Vice President, Secretary and Chief        1995
                            Financial Officer

Thomas Quinn          59    Vice President, Operations                 1997

Milton Abell          49    Vice President and President of            1997
                            Classic Golf

W. Samuel Gunderson   43    Vice President and President of            1998
                             First Golf Corporation

Frank P. Barbaro      57    Director                                   1995

Sanford Feld          72    Director                                   1998

Frederick Meyer       61    Director                                   1997

Charles E. Packard    57    Director                                   1995


PAUL BALALIS has been the Chairman of the Board, president and principal stockholder since April 1995. Since 1980, he has been the chief executive officer of Balalis Corporation, a Southern California real estate development company. Between 1970 and 1971, Mr. Balalis served as executive vice president and as a member of the Board of Directors of Elpac, a publicly traded company involved in various lines of business including electronics, services to the oil and gas industry, equipment leasing and tug boat operations. Currently, he is the CEO of Greentrac.com and serves on the Board of Directors of FSB.com. He has served on the Board of Directors of Newport Harbor National Bank, Chairman of the Newport Beach Planning Commission and the Orange County Lung Association. Mr. Balalis holds a BSIM degree from Georgia Institute of Technology and an MBA from Emory University.

DONALD NORBURY has served as chief financial officer of the Company since 1995. For the previous 28 years Mr. Norbury was engaged in private accounting. Mr. Norbury holds a BBA and an MBA in finance.

THOMAS QUINN was appointed as an officer of the Company in 1997, and has over 30 years experience in electrical engineering and sales and marketing. During 1995 and 1996, Mr. Quinn owned a computer maintenance and sales company. For the two prior years Mr. Quinn was an independent consultant. Between 1966 and 1985 he was project director for the first domestic satellite service and vice president of sales and marketing for the computer service division at Western Union. Between 1985 and 1990, he was vice president of sales and marketing and for the last two years, general manager of First Data Resources and served on the Board of Directors. He also held a general manager position at Decision Data Corp. between 1990 and 1991.

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

CHARLES E. PACKARD, is currently COO of Greentrac.com, a eCommerce, web enabled purchasing company. Previously he was President of Arnel Management Company, a property management company. He is currently a member of the Board of Directors of Kaiser Resources, Inc., a Southern California based company with financial interests in water distribution, real estate and solid waste landfill sites. Mr. Packard holds a BBA and a MBA from the University of Toledo. He is a member of the Advisory Board, Chapman University School of Business and Economics; Trustee of the Argyros Foundation and a member of the Principal's Consultative Board at Mater Dei High School.

AUDIT REVIEW COMMITTEE. The Board has an Audit Review Committee composed of Frederick Meyer and Paul Balalis. Mr. Meyer was designated as the chairman. Its function is to recommend the appointment of independent accountants; review the independence of the independent accountants; consider the adequacy of the system of internal accounting controls and review any proposed corrective actions; review and monitor the Company's policies relating to ethics and conflicts of interests; discuss with management and the independent accountants the Company's draft annual financial statements and key accounting and/or reporting matters; and review the activities and recommendations of the Company's management accounting personnel. The Committee can not presently be considered independent, but the Company plans to soon revise its membership in a manner so as to cause its independence.

COMPLIANCE WITH THE SECURITIES EXCHANGE ACT OF 1934. Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors and officers and persons who own more than 10% of a registered class of the Registrant's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Directors and officers and greater than ten percent stockholders are required by SEC regulation to furnish the Registrant with copies of the reports they file. Based solely upon a review of the copies of such reports and the written representations from certain persons that certain reports were not required to be filed by such persons, the Registrant believes that all its directors, officers and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 2000.

ITEM 10. EXECUTIVE COMPENSATION.
--------------------------------

SUMMARY COMPENSATION TABLE
--------------------------

         Set forth below is the cash compensation paid by the Company during Fiscal 2000 to its president. No executive officer received during 2000 compensation which exceeded, on an annualized basis, $100,000.

                               ANNUAL COMPENSATION
                                                                   OTHER ANNUAL
                FISCAL YEAR       SALARY ($)       BONUS ($)       COMPENSATION
                ------------     ------------     ------------     ------------

Paul Balalis        2000               0               ---               ---

                    1999               0               ---               ---

                    1998               0               ---               ---

                    1997            $6,000             ---               ---


In January 1999, the Board authorized annual compensation to Mr. Balalis of $120,000. To date this authorization has not been implemented.

                        OPTION GRANTS IN LAST FISCAL YEAR
                        ---------------------------------

         There were no options granted nor options held during the fiscal year ended October 31, 2000, to or by Mr. Balalis.


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as reported to the Company as of October 31, 2000, (i) by each person who is known to the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) by each director of the Company and (iii) by all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


                                      NUMBER OF SHARES             PERCENT OF
NAME/ADDRESS OF BENEFICIAL OWNER      BENEFICIALLY OWNED(1)      COMMON STOCK(2)
--------------------------------      ---------------------      ---------------
Paul Balalis                            7,106,996(3)                   43.0%
1500 W. Balboa
Newport Beach, CA 92663

Balalis Corporation                     2,378,544(4)                   14.4%
1500 W. Balboa
Newport Beach, CA 92663

Don Norbury                               310,000                       1.9%
1500 W. Balboa
Newport Beach, CA 92663

Thomas Quinn                             162,400(5)                      (6)
1500 W. Balboa
Newport Beach, CA 92663

W. Samuel Gunderson                      109,500                           %
4409 South Rural Blvd.
Tempe, AZ 85282

Milton Abell                             115,000(8)                      (6)
510 Powder Spring Street
Marietta, GA 30064

Charles Packard                          150,000                         (6)
24 Charlotte
Irvine, CA

Frank Barbaro                             27,402                         (6)
31285 Camel Point
Laguna Beach, CA

Frederick Meyer                           39,600                         (6)
1300 East Green Street
Pasadena, CA

Sanford Feld                             436,500                        2.6%
60 Lake Road
Far Hills, MJ 07931

All officers and directors
 as a group (nine persons)             8,770,038(5),(7),(8),(9),(10)   52.4%

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

(6)  Less than one percent.

(8) Includes 40,000 shares subject to a five year option expiring in 2004, exercisable at $.40 per shares.


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
--------  -----------------------------------------------

         GUARANTY. MR. Balalis has personally guaranteed the Company's obligation to Mr. Abell in connection with the purchase Classic Golf and has guaranteed a $30,000 Company line of credit.

         LEASE. The Company leases its Newport offices from Paul Balalis (see "item 2. Description of Property-Office Facilities")

         LOAN. In the fiscal year ended October 31,1999, the Company loaned to
W. Samuel Gunderson, vice president of the Company, the sum of $79,133. The obligation is due on demand, with no monthly and accrues interest at the bank's prime rate. Accrued interest totaled $7,560 as of October 31, 2000.

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

Item 13.          Exhibits and Reports on Form 8-K.
-------           --------------------------------

                  (a)      Exhibits
                           --------

                  Exhibit           Description
                  -------           -----------
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

                  *21               Subsidiaries of Company

                  *23               Consent of Independent Accountants


                  (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended October 31, 2000.


--------------------
* Exhibits filed herewith. Other exhibits are incorporated by reference to the previous filings.

To the Board of Directors
CEC Properties, Inc. and subsidiaries

We have audited the accompanying consolidated balance sheet of CEC Properties, Inc. and subsidiaries (the "Company") as of October 31, 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period ended October 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of October 31, 2000, and the results of their operations and their cash flows for each of the years in the two-year period ended October 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


                                                              /s/ Corbin & Wertz

                                                                  CORBIN & WERTZ

Irvine, California
January 19, 2001


                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2000




                                     ASSETS
Current assets:
    Cash                                                                          $    182,567
    Accounts receivable, net of allowance for doubtful accounts of $20,000             158,531
    Inventory                                                                          103,537
    Related party receivables                                                          172,747
    Other                                                                               28,929
                                                                                  -------------
         Total current assets                                                          646,311
                                                                                  -------------

Property and equipment, net of depreciation of $115,277                                211,625
                                                                                  -------------

Other assets:
    Goodwill, net of accumulated amortization of $92,313                               528,315
    Investment in affiliates                                                           126,269
    Other                                                                               42,400
                                                                                  -------------
         Total other assets                                                            696,984
                                                                                  -------------

                                                                                  $  1,554,920
                                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                      $    478,462
    Deposit from related party                                                          28,000
    Current portion of capital lease obligations                                        12,529
    Current portion of long-term debt                                                    4,565
    Notes payable to related parties                                                   148,044
                                                                                  -------------
         Total current liabilities                                                     671,600

Capital lease obligations, net of current portion                                       27,165
Long-term debt, net of current portion                                                  22,464
                                                                                  -------------

         Total liabilities                                                             721,229
                                                                                  -------------

Commitments and contingencies

Stockholders' equity:
    Series A 5% preferred stock, 2,000,000 shares authorized, $0.90 par value,
      140,000 shares outstanding (liquidation preference of $140,000)                  126,000
    Common stock, 30,000,000 shares authorized, $0.01 par value,
      15,594,098 shares outstanding (including 22,400 shares committed)                155,941
    Additional paid-in capital                                                      24,863,060
    Accumulated deficit                                                            (24,311,310)
                                                                                  -------------
         Total stockholders' equity                                                    833,691
                                                                                  -------------

                                                                                  $  1,554,920
                                                                                  =============

                                       F-2

                      See independent auditors' report and
             accompanying notes to consolidated financial statements


                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999

Revenues:
    Golf course revenue                                             $  1,708,852     $  1,328,798
    Construction management revenue                                    1,261,813        1,238,541
                                                                    -------------    -------------
          Total revenue                                                2,970,665        2,567,339
                                                                    -------------    -------------

        Cost of revenues:
    Cost of golf course revenue                                        1,327,710          867,019
    Cost of construction management revenue                              695,123          396,631
                                                                    -------------    -------------
         Total cost of revenues                                        2,022,833        1,263,650
                                                                    -------------    -------------

         Gross profit                                                    947,832        1,303,689

General and administrative expenses                                    1,247,368        1,403,343
                                                                    -------------    -------------

         Operating loss                                                 (299,536)         (99,654)
                                                                    -------------    -------------

Other income (expense):
    Equity in income of affiliate                                         21,135           63,314
    Interest income                                                          250            3,043
    Interest expense                                                     (10,763)         (13,209)
    Loss on sale of property and equipment                                (4,366)               -
    Other                                                                 22,762           50,067
                                                                    -------------    -------------
         Total other income                                               29,018          103,215
                                                                    -------------    -------------

         Income (loss) from continuing operations before
           provision for income taxes                                   (270,518)           3,561

Provision for income taxes                                                 1,600            1,600
                                                                    -------------    -------------

         (Loss) income from continuing operations                       (272,118)           1,961
                                                                    -------------    -------------

Cumulative change in accounting principal:
    Write off of capitalized organization costs (less applicable
         income taxes of $0)                                             (21,359)               -
                                                                    -------------    -------------
         Net (loss) income                                          $   (293,477)    $      1,961
                                                                    =============    =============


Net loss available to common shareholders per common share:
    Loss from continuing operations                                 $      (0.02)    $      (0.01)
    Write off of capitalized organization costs                                -                -
                                                                    -------------    -------------

                                                                    $      (0.02)    $      (0.01)
                                                                    =============    =============

Weighted average number of common shares outstanding                  15,571,698       14,916,746
                                                                    =============    =============

                                      F-3


                      See independent auditors' report and
             accompanying notes to consolidated financial statements


                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999



                                  Series A Convertible            Common Stock           Additional
                               --------------------------  ----------------------------    Paid-In      Accumulated
                                  Shares       Amount         Shares         Amount        Capital         Deficit          Total
                               -----------  -------------  -------------  -------------  -------------  -------------   ------------
Balance, November 1, 1998       1,005,000   $    904,500     13,674,198   $    136,742   $ 23,909,791   $(23,949,524)     1,001,509

Estimated fair market
value of common stock
dividend issued to holders
of Series A 5% convertible
preferred stock (including
22,400 shares committed)                -              -        160,800          1,608         68,662        (70,270)             -

Series A 5% convertible
preferred stock converted
to common shares                 (865,000)      (778,500)     1,384,000         13,840        764,660              -              -

Issuance of shares for
services rendered                       -              -        330,100          3,301         78,397              -         81,698

Issuance of shares in
exercise of options                     -              -         75,000            750         29,250              -         30,000

Intrinsic value of options
issued to employees                     -              -              -              -         12,000              -         12,000

Cancellation of shares
related to Worldwise
Marketing and Graphics                  -              -        (30,000)          (300)           300              -              -

Net income                              -              -              -              -              -           1,961         1,961
                               -----------  -------------  -------------  -------------  -------------  -------------   ------------
Balance, October 31, 1999         140,000        126,000     15,594,098        155,941     24,863,060    (24,017,833)     1,127,168

Net loss                                -              -              -              -              -       (293,477)      (293,477)
                               -----------  -------------  -------------  -------------  -------------  -------------   ------------
Balance, October 31, 2000         140,000   $    126,000     15,594,098   $    155,941   $ 24,863,060   $(24,311,310)   $   833,691
                               ===========  =============  =============  =============  =============  =============   ============



                                      F-4

                      See independent auditors' report and
             accompanying notes to consolidated financial statements


                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999

                                                                  2000          1999
                                                               ----------    ----------
Cash flows from operating activities:
    Net (loss) income                                          $(293,477)    $   1,961
    Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
        Depreciation and amortization                             98,879       100,253
        Estimated fair market value of common stock issued
          for services rendered                                        -        81,698
        Estimated intrinsic value of options issued to
          employees                                                    -        12,000
        Loss on sale of property and equipment                     4,366             -
        Equity in income of affiliate                            (21,135)      (63,314)
        Cumulative change in accounting principal                 21,359             -
        Allowance for doubtful accounts                           11,253         8,747
        Changes in operating assets and liabilities:
             Accounts receivable                                 159,214      (137,345)
             Inventory                                            (4,087)        7,138
             Receivables from related party                      (22,741)            -
             Receivable from affiliate                           (18,614)      (52,259)
             Other assets                                         (2,960)       (7,846)
             Accounts payable and accrued expenses               147,816        55,868
             Deposit from related party                           28,000             -
                                                               ----------    ----------

    Net cash provided by operating activities                    107,873         6,901
                                                               ---------     ---------

Cash flows from investing activities:
    Collection of notes receivable                                27,247           401
    Issuance of related party note receivable                          -       (79,133)
    Investment in affiliate                                            -       (25,000)
    Purchases of property and equipment                          (44,838)      (20,813)
                                                               ----------    ----------

    Net cash used in investing activities                        (17,591)     (124,545)
                                                               ----------    ----------

Cash flows from financing activities:
    Principal payments on capital lease obligations              (12,465)       (3,157)
    Proceeds from exercise of stock options                            -        30,000
    Principal payments on notes payable                          (57,322)      (31,590)
    Principal borrowings on note payable to related parties       50,000        20,318
    Principal payments on note payable to related parties        (25,000)      (21,641)
                                                               ----------    ----------

    Net cash used in financing activities                        (44,787)       (6,070)
                                                               ----------    ----------

Net change in cash                                                45,495      (123,714)

Cash at beginning of year                                        137,072       260,786
                                                               ----------    ----------

Cash at end of year                                            $ 182,567     $ 137,072
                                                               ==========    ==========


Continuing
                                      F-5

                      See independent auditors' report and
             accompanying notes to consolidated financial statements

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999

                                                                  2000               1999
                                                                  ----               ----
Supplemental disclosure of cash flow information:
Cash paid during the year for interest                       $       11,355     $        4,589
                                                             ===============    ===============
    Cash paid during the year for income taxes               $        1,600     $        1,600
                                                             ===============    ===============

Supplemental disclosure of non-cash investing and financing activities:

During the fiscal year ended October 31, 2000, the Company disposed of property and equipment to an unrelated party resulting in the Company recognizing a loss of $4,366.

During the fiscal year ended October 31, 2000, the Company contributed property and equipment with a net book value of $14,945, to an affiliate. The Company recorded the contribution as an additional investment in the affiliate (see Note
2).

During the fiscal year ended October 31, 2000, the Company received stock valued at $1,875 from an affiliate for services to be rendered. The Company recorded the value of the stock under investment in affiliates in the accompanying consolidated balance sheet (see Notes 2 and 9).

During the fiscal year ended October 31, 2000, the Company purchased property and equipment for a note payable in the amount of $27,029 (see Note 4).


See notes to consolidated financial statements for other non-cash investing and financing activities.



                      See independent auditors' report and
             accompanying notes to consolidated financial statements

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2000 AND 1999



NOTE 1 - GENERAL
----------------

CEC Properties, Inc. ("CEC"), (a Delaware corporation), is in the business of acquiring, developing and managing golf courses. Classic Golf Management, Inc. ("CGM"), a wholly owned subsidiary of CEC, owns several golf shops, manages several golf courses, and a golf learning method. Worldwise Marketing and Graphics, Inc. ("WMG"), a wholly owned subsidiary of CEC, is an advertising company. First Golf Acquisition Corporation ("FGAC"), a wholly owned subsidiary of CEC, is a golf course construction management company.

NOTE 2 - BASIS OF PRESENTATION
------------------------------

Principles of Consolidation
---------------------------

The accompanying consolidated financial statements include the accounts of CEC Properties, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation. Investments in affiliates are recorded on either the cost method or equity method, either due to ownership interest of less than 20%, ownership of 20% or more but less than 50%, or due to the Company's inability to exercise effective control.

Investment in Affiliates
------------------------

At October 31, 2000, the Company's investments in affiliates consists of a 50% interest in Diamond Turf, LLC ("Diamond Turf") and a less than 20% ownership of Greentrac.com, Inc. ("Greentrac"). The investments in Diamond Turf is accounted for under the equity method because the Company is not able to exercise effective control over the operations. The ownership of Greentrac is accounted for on the cost basis, and is carried at a value of $1,875 (see Note 9)

The investment in Diamond Turf, LLC is summarized as follows at October 31, 2000:

      Initial investment during fiscal 1999                        $      25,000
      Equity in income of affiliate fiscal 1999                           63,314
                                                                    ------------
      Investment balance as of October 31, 1999                           88,314
      Contribution of property and equipment during fiscal 2000           14,945
      Equity in income of affiliate fiscal 2000                           21,135
                                                                    ------------

                                                                   $     124,394
                                                                   =============

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2000 AND 1999



NOTE 2 - BASIS OF PRESENTATION, CONTINUED
-----------------------------------------

A summarized balance sheet and statement of operations of Diamond Turf, LLC as of October 31, 2000 is as follows:

     Total assets                                            $        420,733
                                                             ================

     Total liabilities                                       $        186,889
     Total members' interest                                          233,844
                                                             ----------------

     Total liabilities and members' interest                 $        420,733
                                                             ================

     Sales                                                   $        418,783
                                                             ================

     Gross profit                                            $        223,862
                                                             ================

     Net income                                              $         42,270
                                                             ================


Use of Estimates
----------------

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reported period. Actual results could materially differ from those estimates. Significant estimates made by management are, among others, provisions for losses on accounts receivable and valuation of deferred tax assets.

Inventory
---------

Inventory consists of retail golf related equipment and apparel and is carried at the lower of cost (first-in, first-out) or market value. Market is determined by comparison with recent purchases or net realizable value.

Property and Equipment
----------------------

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the related assets, ranging from three to five years. Equipment under capital lease obligations are depreciated over the estimated useful lives of the related assets(see Note 5). Repairs and maintenance are charged to expense as incurred. Significant renewals and betterments are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gain or loss is reflected in operations.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2000 AND 1999



NOTE 2 - BASIS OF PRESENTATION, CONTINUED
-----------------------------------------

Computer Software
-----------------

The Company has adopted Statement of Position 98-1 ("SOP 98-1"), "ACCOUNTING FOR THE COST OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." The adoption of SOP 98-1 did not have a material impact on the Company's results of operation or financial position.

Goodwill
--------

Goodwill attributable to business acquisitions represent the excess of the purchase price over the estimated fair value of the assets acquired. Goodwill is amortized using the straight-line method over the estimated useful life ranging from two to fifteen years. Amortization expense for the years ended October 31, 2000 and 1999 totaled $41,375 and $50,938, respectively.

Impairment of Long-Lived Assets
-------------------------------

The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 121 requires the recognition of impairment on long-lived assets in the event the net book value of such assets exceeds the future non-discounted cash flows attributable to such assets. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which such impairment is determined by management. As of October 31, 2000, the Company's management believes that no impairment of the carrying value of its long-lived assets exists.

Organization Costs
------------------

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "REPORTING THE COSTS OF START-UP Activities." SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities, including organizational costs as those costs are incurred. In connection with the adoption of SOP 98-5, the Company has expensed $21,359 of previously capitalized organizational costs and recorded the expense as a cumulative change in accounting principle in the accompanying statement of operations as of October 31, 2000.

Accumulated Deficit (unaudited)
-------------------------------

During fiscal 1997, the Company changed its business operations from rental of residential properties to acquiring, developing and managing golf courses. Net losses relating to the new operations included in accumulated deficit at October 31, 2000 totaled $390,947.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2000 AND 1999


NOTE 2 - BASIS OF PRESENTATION, CONTINUED
-----------------------------------------

Income Taxes
------------

The Company accounts for income taxes under Statement of Financial Accounting Standards No. 109 ("SFAS No. 109"), "ACCOUNTING FOR INCOME TAXES." Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

Stock Based Compensation
------------------------

The Company accounts for non-employee stock based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"). SFAS No. 123 defines a fair value based method of accounting for stock based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES". Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock based compensation to employees under APB 25 (see Note 7).

In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION," an interpretation of APB 25. FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25 (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the financial statements.

Revenue Recognition
-------------------

Sales of goods and services and the related cost of sales are recognized when orders are received and goods are shipped or services are delivered. For management contracts, revenues are based on a predetermined schedule of each contract, as defined. Under fixed-price construction management contracts, unapproved construction cost overruns may be borne by the Company, as defined in the contracts. When the revised estimate indicates a loss that will be borne by the Company, a loss provision will be recorded. As of October 31, 2000, no such provision is required.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2000 AND 1999


NOTE 2 - BASIS OF PRESENTATION, CONTINUED
-----------------------------------------

Concentration Risk
------------------

The Company grants credit to customers within the United States and does not require collateral. The Company's ability to collect receivables is affected by economic fluctuations in the geographic areas served by the Company. Reserves for uncollectible amounts are provided, based on past experience and a specific analysis of the accounts, which management believes are sufficient. Two customers and one customer accounted for approximately 34% and 16% of total product sales for fiscal 2000 and 1999, respectively. At October 31, 2000 one customer accounted for approximately 45% of accounts receivable.

Risks and Uncertainties
-----------------------

The Company operates in a highly competitive industry that is subject to intense competition and government regulation. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

Advertising
-----------

The Company expenses the cost of all advertising when incurred as selling expense. Amounts incurred for advertising expense for the years ended October 31, 2000 and 1999 were $35,355 and $30,535, respectively.

Loss Per Share
--------------

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "EARNINGS PER SHARE." Under SFAS No. 128, basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Pro forma per share data has been computed using the weighted average number of common shares outstanding during the period. Because the Company has net losses available to common shareholders for 2000 and 1999, basic and diluted loss per share are the same since additional potential common shares would be anti-dilutive.

Comprehensive Income
--------------------

The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS No. 130"), "REPORTING COMPREHENSIVE INCOME." SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements as is effective for fiscal years beginning after December 15, 1997. SFAS No. 130 had no effect on the Company's financial statements as it had no comprehensive income components.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2000 AND 1999



NOTE 2 - BASIS OF PRESENTATION, CONTINUED
-----------------------------------------

Segment Information
-------------------

The Company has adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION." SFAS No. 131 changes the way public companies report information about segments of their business in their annual financial statements and requires them to report selected segment information in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers (see Note 12).

Fair Value of Financial Instruments
-----------------------------------

The Company has adopted Statement of Financial Accounting Standards No. 107 ("SFAS No. 107"), "DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS." SFAS No. 107 requires disclosure of fair value information about financial instruments when it is practicable to estimate that value. The carrying amount of the Company's cash, accounts receivable, accounts payable and accrued liabilities approximates their estimated fair values due to the short-term maturities of those financial instruments. The fair value of the related party payables, related party receivables and notes payable to related parties are not determinable as these transactions are with related parties.

Recent Accounting Pronouncements
--------------------------------

The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES." SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet at their fair value. This statement, as amended SFAS No. 137, is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company has not yet determined the impact, if any, the adoption of this standard on its results of operations, financial position or cash flows.

In March 2000, the Emerging Issues Task Force reached a consensus on Issue No. 00-2, "ACCOUNTING FOR WEB SITE DEVELOPMENT COSTS" ("EITF 00-2") to be applicable to all web site development costs incurred for the quarter beginning after June 30, 2000. The consensus state that for specific web site development costs, the accounting for such costs should be accounted for under AICPA Statement of Position 98-1 ("SOP 98-1"), "ACCOUNTING FOR THE COST OF COMPUTER SOFTWARE DEVELOPED OR OBTAINED FOR INTERNAL USE." The Company does not expect the adoption of EITF 00-2 to have a material effect on its financial statements.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "REVENUE RECOGNITION," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The Company believes that adopting SAB 101 will not have a material impact on its financial position and results of operations.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2000 AND 1999


NOTE 2 - BASIS OF PRESENTATION, CONTINUED
-----------------------------------------

Reclassifications
-----------------

Certain amounts have been reclassified in the 1999 consolidated financial statements to conform to the 2000 presentation.

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following at October 31, 2000

     Furniture and fixtures                                  $       233,271
     Machinery and equipment                                          93,631
                                                             ----------------
                                                                     326,902

     Less accumulated depreciation and amortization                 (115,277)
                                                             ----------------

                                                             $       211,625
                                                             ================

Depreciation expense related to property and equipment, including equipment under capital leases, was $57,504 and $49,315 for the fiscal years ended October 31, 2000 and 1999, respectively.

NOTE 4 - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following at October 31, 2000:

Note payable to bank, secured by vehicle, payable in monthly installments of $555, including interest at 8.4%, due in
September 2005                                                  $        27,029

Less current portion                                                     (4,565)
                                                                ----------------

                                                                $        22,464
                                                                ================

Future annual minimum payments pursuant to this note payable are as follows:

               Years Ending
                October 31,
        ----------------------------
                  2001                                      $         4,565
                  2002                                                5,396
                  2003                                                5,434
                  2004                                                5,909
                  2005                                                5,725
                                                            ---------------

                                                            $        27,029
                                                            ===============

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2000 AND 1999


NOTE 5 - CAPITAL LEASE OBLIGATIONS
----------------------------------

The Company is a lessee of certain equipment under capital leases that expire on various dates through January 2004. Terms of the leases call for monthly payments ranging from $365 to $535, at implicit rates ranging from 10% to 14% per annum. The assets and liabilities under the capital lease are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets. The assets are depreciated over their estimated useful lives.

Future minimum lease payments under the capital lease are as follows:

           Years Ending
            October 31,
      --------------------------
               2001                                           $        17,000
               2002                                                    13,000
               2003                                                    13,000
               2004                                                     7,000
                                                              ----------------
                                                                       50,000

               Less amount representing interest                      (10,306)
                                                              ----------------
                                                                       39,694

               Less current portion                                   (12,529)
                                                              ----------------

                                                              $        27,165
                                                              ================

The following is an analysis of the leased equipment under capital leases as of October 31, 2000, which is included in property and equipment:

         Computer equipment                                   $       58,803
         Less accumulated depreciation                               (26,363)
                                                              ---------------

                                                              $       32,440
                                                              ===============

NOTE 6 - INCOME TAXES
---------------------

The tax effects of temporary differences that give rise to deferred taxes at October 31, 2000 are as follows:

Deferred tax asset:
   Net operating loss carryforward                      $       148,000

   Less valuation allowance                                    (148,000)
                                                        ----------------
   Net deferred tax asset                               $             -
                                                        ================

The valuation allowance increased by approximately $112,000 during the year ended October 31, 2000.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2000 AND 1999


NOTE 6 - INCOME TAXES, CONTINUED
--------------------------------

No current provision for income taxes for the years ended October 31, 2000 and 1999 is required, except for minimum state taxes. The income tax provision differs from the amount computed by applying the U.S. Federal income tax rate of 34% to income (loss) from continuing operations before income taxes as follows for the years ended October 31:

                                                                           2000             1999
                                                                       -------------    -------------

     Computed tax (benefit) expense at federal statutory rate          $   (100,000)    $      1,000
     State income tax benefit, net of federal effect                        (17,000)             130
     Increase in valuation allowance                                        112,000              619
     Other                                                                    6,600             (149)
                                                                       -------------    -------------

                                                                       $      1,600     $      1,600
                                                                       =============    =============

As of October 31, 2000, the Company had net operating loss carryforwards of approximately $390,000 and $170,000 for federal and state income tax reporting purposes, expiring on various dates through 2019 and 2004, respectively.

NOTE 7 - STOCKHOLDERS' EQUITY
-----------------------------

Preferred Stock
---------------

In fiscal 1998, the Company amended its Articles of Incorporation to authorize up to 6,000,000 shares of $0.90 par value, preferred stock, of which 2,000,000 are designated as Series A 5% convertible preferred stock ("Series A"). If declared by the Board of Directors, the Series A preferred stock will accrue dividends at 5% and are payable each June and December, and unpaid dividends must be paid before any common stock dividends can be declared or paid. The preferred stock has a liquidation value of $1.00 per share plus all accumulated and unpaid dividends. Terms of the preferred stock agreement provides for each preferred stockholder one-half of a vote per preferred share on all matters submitted to a vote of the shareholders. At any time when dividends are in arrears, the preferred stockholders, voting as a separate class, will have the right to elect one person for each omission of dividend payment date to serve as a director of the corporation, in addition to other directors elected by the common stockholders. As of October 31, 2000, no dividends have been declared.

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

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2000 AND 1999



NOTE 7 - STOCKHOLDERS' EQUITY, CONTINUED
----------------------------------------

Equity Transactions
-------------------

During fiscal 1999, the Company issued to an unrelated party 330,100 shares of common stock valued at $81,698 (based on the closing bid price of the Company's common stock on the date of grant) for services rendered.

During fiscal 1999, the Company issued 75,000 shares (including 25,000 shares issued in fiscal 2000) in connection with the exercise of stock options for $30,000.

The Company redeemed 30,000 shares of common stock in connection with the purchase of Worldwise Marketing and Graphics during the year ended October 31, 1999. No benefit was recorded pursuant to this redemption as all assets related to the acquisition have been written off.

During fiscal 1999, the Company issued 1,384,000 shares of common stock in connection with the conversion of 865,000 shares of Series A in accordance to the terms of the preferred stock.

Common shares issued as a dividend to preferred stockholders during the year ended October 31, 1999, pursuant to the terms of the 1998 Private Placement Memorandum, totaled 160,800 (including 22,400 shares not issued at October 31,
2000) at a value of $70,270 (based on the closing bid price of the Company's common stock on the date of grant).

Stock Options
-------------

During 1999, the Company issued options to purchase 190,000 shares of the Company's common stock at an exercise price of $0.40 per share to Company employees. The options vest immediately on the date of grant and are exercisable through October 2009. Total compensation expense of $12,000 was recognized in the accompanying consolidated statements of operations for the year ended October 31, 1999 under APB 25.

The following is a summary of the stock options activity for the years ended October 31, 2000 and 1999:

                                                                WEIGHTED AVERAGE
                                                                    EXERCISE
                                                   OPTIONS           PRICE
                                                -------------    -------------

   Balance, November 1, 1998                         125,000     $       0.40

       Granted                                       190,000             0.40
       Exercised                                     (75,000)            0.40
       Expired                                             -                -
                                                -------------    -------------

       Balance, October 31, 1999 & 2000              240,000     $       0.40
                                                =============    =============

        Exercisable, October 31, 2000                240,000     $       0.40
                                                =============    =============

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2000 AND 1999



NOTE 7 - STOCKHOLDERS' EQUITY, CONTINUED
----------------------------------------

240,000 of the options outstanding at October 31, 2000 have an exercise price of $0.40 with a weighted average exercise price of $0.40 and a weighted average remaining contractual life of 3.5 years.

The fair value for each option granted in 1999 was estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: (i) fair value equal to the quoted exchange price on the date of grant; (ii) risk-free interest rate of 6.26%; (iii) dividend yield of 0%; (iv) expected life of the options of 3 years; and (v) average volatility of 150%.

Had compensation cost for the Company's 1999 options been determined consistent with SFAS 123, the Company's net loss and net loss per share for the period ended October 31, 2000 and 1999 would approximate the pro forma amounts below:

                                               2000                           1999
                                   -----------------------------   -----------------------------
                                    AS REPORTED      PRO FORMA      AS REPORTED      PRO FORMA
                                   -------------   -------------   -------------   -------------
Net income (loss)                  $   (293,477)   $   (293,477)   $      1,961    $    (77,839)
                                   =============   =============   =============   =============

Basic and diluted loss per
  share                            $      (0.02)   $      (0.02)   $      (0.01)   $      (0.01)
                                   =============   =============   =============   =============


Warrants
--------

From time to time, the Company issues warrants pursuant to various consulting agreements. Under the terms of one of these agreements, the Company issued warrants to purchase 100,000 shares of the Company's stock at exercise price of $2.50 per share for services rendered in connection with the Company's 1998 Private Placement Memorandum ("1998 PPM"). The warrants vested on the date of grant and are exercisable through November 2000. In addition, the Company issued 502,500 detachable warrants to investors as part of the 1998 PPM. As the warrants were issued in connection with the fundraising activities, no expense was recognized in the statement of operations.

The fair value of each warrant granted during 1998 is estimated using the Black-Scholes warrant pricing model on the date of grant using the following assumptions: (i) risk free interest rate of approximately 6.26%, (ii) dividend yield of 0%; (iii) expected life of the warrants of 3 years; and (iv) average volatility of 150%.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2000 AND 1999


NOTE 7 - STOCKHOLDERS' EQUITY, CONTINUED
----------------------------------------

The following represents a summary of warrants outstanding for the period ended October 31, 2000:

                                                                        WEIGHTED AVERAGE
                                                          WARRANTS       EXERCISE PRICE
                                                        -------------    -------------
         Balance, November 1, 1997                                 -     $          -

              Granted                                        602,500             3.02
              Exercised                                            -                -
              Expired                                              -                -
                                                        -------------    -------------

         Balance, October 31, 1998, 1999 and 2000            602,500     $       3.02
                                                        =============    =============

         Exercisable, October 31, 2000                       602,500     $       3.02
                                                        =============    =============

602,500 of the warrants outstanding at October 31, 2000 have an exercise price ranging from $2.50 to $3.15 and a weighted average remaining contractual life of
2.2 years.

NOTE 8 - EARNINGS PER SHARE
---------------------------

Basic and diluted loss per common share is computed as follows:

                                                                            2000            1999
                                                                       -------------   -------------
Numerator for basic and diluted earnings (loss) per
  common share:
     (Loss) income from continuing operations                          $   (272,118)   $      1,961
     Preferred dividends                                                          -         (70,270)
                                                                       -------------   -------------

     Loss from continuing operations available to
      common stockholder                                                   (272,118)        (68,309)

     Cumulative change in accounting principal                              (21,359)              -
                                                                       -------------   -------------

     Net loss  per common share available to common
       stockholders                                                    $   (293,477)   $    (68,309)
                                                                       =============   =============

Denominator for basic and diluted earnings (loss) per common share:
     Weighted average common shares outstanding                          15,571,698      14,916,746
                                                                       =============   =============

Basic and diluted loss available to common stockholder per common share:
     Loss from continuing operations available to
       common stockholders                                             $      (0.02)   $      (0.01)
     Cumulative change in accounting principle                                    -               -
                                                                       -------------   -------------

     Net loss per common share                                         $      (0.02)   $      (0.01)
                                                                       =============   =============

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2000 AND 1999


NOTE 9 - RELATED PARTY TRANSACTIONS
-----------------------------------

Management Fee
--------------

During fiscal year 2000 the Company entered into a management agreement with Greentrac.com (see Note 2) whereby the Company is reimbursed for the time and efforts of the management of the Company for running the day to day operations of Greentrac.com. The agreement requires Greentrac.com to make monthly payments of $28,000 to the Company for services provided. During fiscal year 2000, the Company received $294,000 pursuant to this agreement, of which $266,000 was recorded as a reduction to general and administrative expenses in the accompanying consolidated statements of operations and $28,000 was recorded as a deposit from related party in the accompanying consolidated balance sheet for monies received in advance for the November 2000 management fee.

Related Party Receivables
-------------------------

The following transactions have been classified under related party receivables in the accompanying consolidated balance sheet at October 31, 2000.

From time to time, the Company advances monies to related parties for working capital purposes. The advances are non-interest bearing and are due on demand. As of October 31, 2000, the outstanding balance due from these related parties totaled $86,054.

In October 31, 1999, the Company advanced $79,133 to an officer of the Company. The note accrues interest at the bank's prime rate (8.5% at October 31, 2000) plus 1%. The note has no stipulated monthly payments and all unpaid principal and interest is due on demand. During the current fiscal year the Company received no payments for either interest or principal. As of October 31, 2000, the outstanding principal balance totaled $79,133. The Company recognized interest income on this note of $7,560 during the year ended October 31, 2000. Accrued interest totaled $7,560 as of October 31, 2000.

Notes Payable to Related Parties
--------------------------------

The following transactions have been classified under notes payable to related parties in the accompanying consolidated balance sheet at October 31, 2000.

From time to time, the Company may borrow funds from two if its major stockholders for working capital purposes. The borrowings accrue interest at rates ranging form 8% to 9% and are due on demand. During fiscal year 2000, the Company borrowed no funds and made no payments on such borrowings. As of October 31, 2000, the outstanding principal balance due under these borrowings totaled $52,044. Total interest expense incurred and accrued during fiscal year 2000 and 1999 was $4,326 and $4,639, respectively. Accrued interest on such borrowings totaled $9,000 as of October 31, 2000, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.


From time to time, the Company may borrow funds from a trust owned by the principal stockholder for working capital purposes. During fiscal year 2000, the Company borrowed no funds and made no payments on such borrowings. The borrowings accrue interest at 10% per annum and are due on demand. As of October 31, 2000, the outstanding principal balance due under these borrowings totaled $46,000. Total interest expense incurred and accrued during fiscal years 2000 and 1999, totaled $4,600 and $4,600, respectively. Accrued interest totaled $9,800 as of October 31, 2000, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

During fiscal year 2000, the Company borrowed $50,000 from Greentrac.com for working capital purposes. The borrowings accrue interest at 10% per annum and are due on demand. As of October 31, 2000, the outstanding principal balance due to this related party totaled $50,000. Total interest expense incurred and accrued during fiscal year 2000 totaled $1,100 and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

During fiscal year 2000, the Company paid off related party notes payable in the amount of $25,000 (see Note 11).

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2000 AND 1999


NOTE 9 - RELATED PARTY TRANSACTIONS, CONTINUED
----------------------------------------------

Operating Leases
----------------

Effective November 1, 1998, the Company leases its corporate offices from the family trust of the majority stockholder. The lease expires on October 31, 2003 and provides for monthly payments of $2,600.

The future minimum aggregate lease payments under the operating lease as of October 31, 2000 is as follows:


                       Years Ending
                        October 31,
                ----------------------------

                           2001                             $        31,200
                           2002                                      31,200
                           2003                                      31,200
                                                            ----------------

                                                            $        93,600
                                                            ================

Total rent expense under this operating lease agreement for the year ended October 31, 2000 and 1999 was $31,200, respectively.

During the year ended October 31, 2000 the Company paid to a related party $1,000 per month for the entire fiscal year for use of part of his home as an office. There is no written agreement and the agreement is terminable at any time. Total rent expense paid to this related party was $12,000 during fiscal year 2000.

Shares Received from Company Under Common Control
-------------------------------------------------

In December 1999, the Company entered into an agreement to arrange for annual sales of $10,000,000 for Greentrac.com, Inc., a company organized by certain stockholders and directors of the Company. In exchange, the Company received 187,500 common shares of Greentrac.com (approximately a 14% interest in at that time), which was formed to establish an internet-based business to business market place for the procurement of commercial groundskeeping equipment and supplies. As of October 31, 2000 the shares have been valued at a minimum value (par value) of $1,875, and is recorded under investment in affiliates in the accompanying consolidated balance sheet (see Note 2). The related revenue of $1,875 from the contract is deferred and is grouped with accounts payable and accrued liabilities.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2000 AND 1999



NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

The Company leases space for its operations in Georgia and Arizona on a month-to-month basis. Total rent expense for the years ended October 31, 2000 and 1999 was $26,230 and $24,458, respectively.

The Company leases equipment for use in its operations under non-cancelable operating lease agreements. The leases expire on various dates through September 2003 and provide for monthly lease payments ranging from $317 to $4,048. Future minimum lease payments under operating leases that have an initial or remaining non-cancelable lease terms in excess of one year as of October 31, 2000 are as follows:

                       Years Ending
                        October 31,
                ----------------------------

                           2001                                $        80,000
                           2002                                         24,000
                           2003                                         11,000
                                                               ----------------

                                                               $       115,000
                                                               ================

Total lease expense incurred under these lease agreements for the years ended October 31, 2000 and 1999 totaled $87,744 and $45,544, respectively.

Litigation
----------

The Company may from time to time be involved in various claims, lawsuits, disputes with third parties, actions involving allegations or discriminations, or breach of contract actions incidental to the normal operations of its business. The Company is currently not involved in any such litigation which management believes could have a material adverse effect on its financial position or results of operations.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIALS STATEMENT FOR THE
                      YEAR ENDED OCTOBER 31, 2000 AND 1999


NOTE 11 - COMMITMENTS AND CONTINGENCIES,
----------------------------------------

Worldwise Marketing and Graphics
--------------------------------

In fiscal 1997, the Company formed a wholly owned subsidiary, Worldwise Marketing and Graphics, Inc., which acquired assets from two individuals doing business as Worldwise Marketing and Graphics. The acquisition was recorded as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the purchase date. The Company issued 60,000 shares of its common stock to the seller. The purchase contract contained certain revenue guarantees by the seller, whereby the Company would issue additional common stock to the sellers of 20,000 shares on each of the 13th month and 25th month following the date of the transaction. In connection with the asset purchase, the Company entered into two-year employment contracts with each of the two individual owners. As an incentive to these individuals, the employment contracts contain a provision allowing them to purchase options of the Company's common stock if certain income levels are exceeded. Due to certain guarantees not being realized, the Company and the seller entered into a mutual release agreement whereby the Company cancelled 30,000 shares of the previously issued common stock during fiscal 1999 (see Note 7).

First Golf, Inc.
---------------

During fiscal year 1998 the Company's wholly owned subsidiary, First Golf Acquisition Corporation, acquired certain assets of First Golf Corporation, by paying cash of $125,000, issuing a note payable in the amount of $75,000 and issued 640,000 shares of its common stock to the seller, 336,000 of which are held by a mutually agreed upon pledgeholder. The purchase contract contains certain revenue guarantees by the seller. If these revenue levels are achieved, the pledgeholder will release 176,000 and 160,000 shares on November 1, 1999 and November 1, 2000, respectively. Conversely, if there is a revenue shortfall, the seller may be obligated to return shares issuable or issued. As of the date of this report, the Company has not authorized the release of any pledged shares due to revenue guarantees not being met. In addition, the purchase contract contains certain share price levels at October 1, 2000. If the share price does not meet the specified price level, the Company will deliver to seller additional shares so that the average price of all shares delivered to seller will aggregate no less than $2,000,000, but the number of additional shares delivered shall not exceed 445,440 shares. As of October 1, 2000, the share price did not meet the specific price level, however due to the revenue shortfall, the parties agreed to extend the terms of the agreement through October 1, 2002.

Classic Golf Management, Inc.
-----------------------------

During fiscal year 1998, the Company amended the purchase agreement of Classic Golf Management, Inc. All terms remained the same except the dates certain revenue guarantees by the seller were to be measured and the issuance of additional shares. The amended terms are: (1) 14,750 shares were issued to seller on October 1998; (2) on October 1999 and 2000, the Company will review the revenue guarantees and will deliver, subject to the guarantees being met, a maximum of 14,750 shares of common stock (the revenue guarantees were not met as of October 31, 2000 and 1999); (3) make a final note payable payment of $14,750 which was paid during fiscal 2000 (see Note 9); and (4) certain share price levels are to be met by November 2000, and if not, the Company is to pay the seller the difference in cash. The price level is personally guaranteed by the Company's largest shareholder. As of the date of this report, the share price did not meet the specific price level, however, due to the revenue shortfalls, the parties agreed to extend the terms of the agreement through November 2002.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENT
                  FOR THE YEAR ENDED OCTOBER 31, 2000 AND 1999


NOTE 11 - COMMITMENTS AND CONTINGENCIES, CONTINUED
--------------------------------------------------

Classic Golf Shops, Hydroturf and Golf 101
------------------------------------------

During the fiscal year 1998, the Company amended the asset purchase agreement of Classic Golf Shops, Hydroturf and Golf 101. All terms remained the same except the dates certain revenue guarantees by the seller were to be measured and the issuance of additional shares. The amended terms are: (1) 10,250 shares were issued to the seller on October 1998; (2) on October 1999 and 2000 the Company will review the revenue guarantees and will deliver, subject to the guarantees being met, a maximum of 10,250 shares of common stock (the revenue guarantees were not met as of October 31, 2000 and 1999) ; (3) make a final note payable payment of $10,250, which was paid during the fiscal year 2000 (see Note 9); and
(4) certain share price levels are to be met by November 2000, and if not, the Company is to pay the seller the difference in cash. The price level is personally guaranteed by the Company's largest shareholder. As of the date of this report, the share price did not meet the specific price level, however, due to revenue shortfalls, the parties agreed to extend the terms of the agreement through November, 2002.

Management Contracts
--------------------

The Company operates various golf courses in Georgia under management agreements. The Company receives a total monthly management fee of $6,700 plus commissions ranging from 1% to 98% on all revenues earned, as defined. The contracts mature at various dates from December 31, 2001 through March 13, 2002 with automatic one-year renewal options. Total revenues earned under these agreements totaled $1,406,374 and $975,463 at October 31, 2000 and 1999, respectively.

During fiscal year 1998, the Company entered into an agreement to build and then manage a golf course located in Cherokee County, Georgia (the "County"). The course will be constructed with the Company's funds. The land the course will be built upon will be leased to the Company for a term of 50 years. The County is currently working with federal and state agencies to remove environmental restrictions on the land in order to begin construction. Management is hopeful that construction will begin in fiscal year 2000. As of October 31, 2000, the Company has invested approximately $42,000 into the project, comprised mainly of architectural and design fees, which is included in other assets in the accompanying consolidated balance sheet. The accompanying financial statements do not include adjustments that may be necessary if this agreement cannot be fulfilled by either party.

Construction Management Contracts
---------------------------------

The Company manages the construction of various golf courses under development agreements. The Company is primarily responsible for hiring subcontractors to complete the construction process. These contracts expire once the courses are completed, which are estimated to be on various dates through July 2002. Total revenues from these agreements was $1,261,812 and $1,131,650 for the years ended October 31, 2000 and 1999, respectively.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENT
                  FOR THE YEAR ENDED OCTOBER 31, 2000 AND 1999



NOTE 12 - BUSINESS SEGMENTS
---------------------------

Reportable business segments for the years ended October 31, 2000 and 1999 are as follows:

                                                                    2000             1999
                                                              ---------------   ---------------
Net sales from continuing operations:
    Golf course                                               $     1,708,852   $    1,328,798
    Construction management                                         1,261,813        1,238,541
                                                              ---------------   ---------------

                                                              $      2,970,665  $    2,567,339
                                                              ===============   ===============

Operating profit (loss) from continuing operations:
    Golf course                                               $      (27,678)   $       44,385
    Construction management                                         (107,399)          218,067
    Corporate                                                       (164,459)         (362,106)
                                                              ---------------   ---------------
                                                              $     (299,536)   $      (99,654)
                                                              ===============   ===============

Depreciation and amortization:
    Golf course                                               $       29,350    $       22,563
    Construction management                                           58,980            57,415
    Corporate                                                         10,549            20,275
                                                              ---------------   ---------------
                                                              $       98,879    $      100,253
                                                              ===============   ===============

Identifiable assets:
    Golf course                                               $      728,563
    Construction management                                          770,140
    Corporate                                                         56,217
                                                              ---------------
                                                              $    1,554,920
                                                              ===============

Capital expenditures:
    Golf course                                               $       70,206    $        5,810
    Construction management                                            1,661             8,889
    Corporate                                                              -             6,114
                                                              ---------------   ---------------
                                                              $       71,867    $       20,813
                                                              ===============   ===============


NOTE 13 - SUBSEQUENT EVENTS (UNAUDITED)
---------------------------------------

Subsequent to year end the Company entered into a settlement agreement related to a lawsuit concerning Pudding Ridge. The Company was not required to pay any amount as a result of the settlement.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  February 10, 2000.                  CEC PROPERTIES, INC.



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



   /s/ Paul Balalis                                  Dated: February 10, 2000
--------------------------------
Paul Balalis, Director


   /s/ Frank P. Barbaro                              Dated: February 10, 2000
--------------------------------
Frank P. Barbaro, Director


   /s/ Sanford Feld                                  Dated: February 10, 2000
--------------------------------
Sanford Feld, Director


   /s/ Frederick Meyer                               Dated: February 10, 2000
--------------------------------
Frederick Meyer, Director


   /s/ Charles Packard                               Dated: February 10, 2000
--------------------------------
Charles Packard, Director