Form 10QSB
period 2001-01-31
CEC PROPERTIES INC
filed 2001-03-21
CIK 74454

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the
    Securities Exchange Act of 1934

For the quarterly period ended:                      January 31, 2001
----------------------------------------------------------------------------

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
  ----------------------------------------------------------------------------
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

                                 (949) 673-2282
----------------------------------------------------------------------------
                           (Issuer's Telephone Number)

----------------------------------------------------------------------------
                    (Former name, former address and former
                   fiscal year, if changed since last report)



State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

15,571,698 shares of common stock $.01 par value as of March 12, 2001

                               CEC PROPERTIES,INC.



Part I  -  Unaudited Interim Financial Information

The condensed consolidated financial statements included herein have been prepared by the Issuer without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted for the United States of America have been condensed or omitted pursuant to the rules and regulations. However, the Issuer believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Issuer's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2000 as filed with the SEC. (File number 0-188)

In the opinion of the Issuer, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Issuer as of January 31, 2001 and the results of its operations and its cash flows for the three months ended January 31, 2001 and 2000 have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

--------------------------------------------------------------------------------


                              CEC PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS

Item 1 - Financial Statements

ASSETS                                                           Jan 31, 2001    Oct 31, 2000
                                                                 -------------   -------------
                                                                   Unaudited        Audited
Current assets:
    Cash                                                         $     88,384    $    182,567
    Accounts receivable, net                                          298,326         158,531
    Inventory                                                         124,299         103,537
    Related party note receivable                                     153,447         172,747
    Other                                                              17,136          28,929
                                                                 -------------   -------------
         Total current assets                                         681,592         646,311
                                                                 -------------   -------------

Property and equipment, net                                           196,201         211,625
                                                                 -------------   -------------

Other assets:
    Goodwill, net of accumulated amortization of $101,965
      and $92,313 respectively                                        518,663         528,315
    Investment in affiliate                                           134,019         126,269
    Other                                                              42,400          42,400
                                                                 -------------   -------------
         Total other assets                                           695,082         696,984
                                                                 -------------   -------------

                                                                 $  1,572,875    $  1,554,920
                                                                 =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                     $    567,676    $    478,462
    Deposit from related party                                              -          28,000
    Current portion of capital lease obligations                       12,529          12,529
    Current portion of long term debt                                   4,565           4,565
    Notes payable to related parties                                  159,544         148,044
                                                                 -------------   -------------
         Total current liabilities                                    744,314         671,600

Capital lease obligations, net of current portion                      27,165          27,165
Long-term debt, net of current portion                                 21,164          22,464
                                                                 -------------   -------------
                                                                       48,329          49,629
                                                                 -------------   -------------
         Total liabilities                                            792,643         721,229
                                                                 -------------   -------------

Commitments and contingencies

Stockholders' equity:
    Series A 5% preferred stock, 2,000,000 shares authorized,
      $0.90 par value, 140,000 shares outstanding (liquidation
      preference of $140,000)                                         126,000         126,000
    Common stock, 30,000,000 shares authorized, $0.01 par
      value, 15,594,098 shares outstanding (including 22,400
      shares committed)                                               155,941         155,941
    Additional paid-in capital                                     24,863,060      24,863,060
    Accumulated deficit                                           (24,364,769)    (24,311,310)
                                                                 -------------   -------------
         Total stockholders' equity                                   780,232         833,691
                                                                 -------------   -------------

                                                                 $  1,572,875    $  1,554,920
                                                                 =============   =============


See notes to consolidated financial statements:

                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                      Three Months Ended Jan 31
                                                   -----------------------------
                                                       2001            2000
                                                   -------------   -------------

Revenues:
    Golf course revenue                            $    368,921    $    427,607
    Construction management revenue                     275,040         424,538
                                                   -------------   -------------
         Total revenue                                  643,961         852,145
                                                   -------------   -------------

Cost of revenues:
    Cost of golf course revenue                         279,728         376,610
    Cost of construction management revenue             140,345         164,294
                                                   -------------   -------------
         Total cost of revenues                         420,073         540,904
                                                   -------------   -------------

    Gross profit                                        223,888         311,241

General and administrative expenses                     283,256         316,773
                                                   -------------   -------------

         Operating (loss)                               (59,368)         (5,532)
                                                   -------------   -------------

Other income (expense):
    Equity in income (loss) of affiliate                  7,750          (2,986)
    Interest income                                       1,898             112
    Interest expense                                     (3,738)         (2,018)
                                                   -------------   -------------
         Total other income (expense)                     5,909          (4,892)
                                                   -------------   -------------


 Net income (loss)                                 $    (53,459)   $    (10,424)
                                                   =============   =============

Net (loss) available to common shareholders per common share

Basic                                              $      (0.00)   $      (0.00)
                                                   =============   =============
Diluted                                            $      (0.00)   $      (0.00)
                                                   =============   =============

Weighted average number of common shares outstanding

Basic                                                15,594,098      15,594,098
                                                   =============   =============
Diluted                                              15,594,098      15,594,098
                                                   =============   =============


See notes to the consolidated financial statements.


                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                                 Three Months Ended Jan 31
                                                                --------------------------
                                                                     2001          2000
                                                                  ----------   ----------
Cash flows from operating activities:
    Net (loss)                                                    $ (53,459)   $ (10,424)
    Adjustments to reconcile net income (loss)
      to net cash (used in)provided by
      operating activities:
        Depreciation and amortization                                27,095       15,353
        Equity in (income) loss of affiliates                        (7,750)       2,986
         Changes in operating assets and liabilities
             Accounts receivable-net                               (139,795)     107,190
             Inventory                                              (20,762)       9,817
             Related party receivable                                19,300      (24,579)
             Other assets                                            11,793       (2,472)
             Accounts payable and accrued expenses                   89,214      (46,245)
             Deposit From related party                             (28,000)           -
                                                                  ----------   ----------

    Net cash (used in) provided by operating activities            (102,364)      51,626
                                                                  ----------   ----------

Cash flows from investing activities:
    Collection of notes receivable                                        -       12,383
    Investment in affiliate                                               -       (1,875)
    Property and equipment purchases                                 (2,019)      (2,243)
                                                                  ----------   ----------

    Net cash (used in)provided by investing activities               (2,019)       8,265
                                                                  ----------   ----------

Cash flows from financing activities:
    Principal payments on capital lease obligations                       -      (21,762
    Principal repayment on long term debt                            (1,300)           -
    Principal borrowing on notes payable to related parties          11,500       17,232
    Principal payments-stockholder loan                                   -      (61,344)
                                                                  ----------   ----------

    Net cash  provided by (used in)financing
     activities                                                      10,200      (65,874)
                                                                  ----------   ----------
Net decrease in cash                                                (94,183)      (5,983)
Cash at beginning of period                                         182,567      137,072
                                                                  ----------   ----------

Cash at end of period                                             $  88,384    $ 131,089
                                                                  ==========   ==========
See Notes to Consolidated Financial Statements:

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
================================================================================

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

Note - (2) Sales Agreement

Effective December 1999, the Company entered into an agreement to arrange annual sales of $10,000,000 for Greentrac.com, Inc., a company organized by certain stockholders and directors of the Company. In exchange, the Company received approximately 14% interest in Greentrac.com., Inc. which was formed to establish an Internet-based business to business market place for the procurement of ground keeping equipment and supplies.

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         BACKGROUND. The Company was substantially reorganized in 1995. Of the $24,364,769 of accumulated deficit set forth in the Company's Consolidated Balance Sheet, $23,920,363 relates to activities prior to November 1, 1995. The Company manages and maintains golf courses and golf driving ranges through its wholly owned subsidiary, Classic Golf Management. It currently is operating under five golf management contracts, four of which the Company owns the pro shop, and the teaching center, or pays a fee to a municipality landlord in a transaction which is similar to a triple net lease. The Company generally receives substantially all of the revenue from the carts, pro shop, driving range and lessons and pays substantially all expenses associated with those operations. The Company is focusing on bidding and obtaining new management contracts and acquisition of management companies.

         In October 1998, the Company acquired the assets of First Golf Corporation, a company primarily engaged in the management of construction of golf courses. In this regard First Golf had existing contracts for construction management on three courses. The Company will manage the two courses that are scheduled to open in 2001. Additionally, First Golf is in various stages of discussions with respect to additional courses. However, the results of such discussions cannot be predicted at this time and there is no guarantee that any of such discussions will result in a contractual management arrangement.

         The Company presently retains the rights to the Hickory Stick golf course to be built in Atlanta, Georgia. First Golf will be supervising the construction and the awarding of any contracts.

         In 1999, the Company became a 50% owner of Diamond Turf LLC, a company located in Cordele, Georgia engaged in the growing and sale of grass for golf course greens and fairways.

         The winter of 2000-2001 was uncommonly cold and wet in the South Eastern United States. This had an abnormal effect on the courses in this region. The weather caused less players to play golf at the courses in the area and resulted in a decrease in the revenues at these courses. This had a reverse effect on Diamond Turf, which will supply grass to courses that suffered damage caused by the cold weather. Because of the cold weather, Diamond Turf is enjoying anticipated improved sales for grass to be delivered in the second and third quarters of 2001.


RESULTS OF OPERATIONS
THREE MONTHS ENDED JANUARY 31, 2001 COMPARED TO THREE MONTHS ENDED JANUARY 31, 2000
--------------------------------------------------------------------------------
         Golf course revenues decreased 14% from $427,607 in 2000 to $368,921 in 2001 while revenues from golf course construction management decreased 35% from $424,538 in 2000 to $275,040 in 2001. The decrease resulted from an uncommonly cold and wet winter in the South Eastern United States that reduced the number of players in the first quarter and a tightening of credit for construction of new golf courses.

         Expenses related to golf course management decreased 24% from $367,610 in 2000 to $279,728 and expenses related to course construction management decreased 15% from $164,294 in 2000 to $140,345 in 2001. The decreases were attributable to the decrease in business cause by the weather and the resultant decrease in costs related to the reduced need for employees and services.

         Overall, general and administrative expenses decreased 11% from $316,773 in 2000 to $283,256 in 2001, largely due to the decrease in total business caused by the inclement weather in the South East.

         Net loss increased 413% from a loss of $10,424 in 2000 to a loss of $53,459 in 2001 because of the weather related problems causing a reduction in the number of players and associated revenues.


CAPITAL AND LIQUIDITY RESOURCES
--------------------------------------------------------------------------------

Cash decreased for the quarter ended January 31, 2001 by $94,183. Accounts receivable increased by $139,795 reflecting the Company's increase in sales of turf and stolens with an increased payment cycle at DiamondTurf. The Company's liabilities increased 10% from $721,229 in 2000 to $792,643 in 2001.

Cash used in operating activities during the first fiscal period of 2001, of $102,364 is mainly due to net loss of $53,458 adjusted by depreciation and amortization expense of $27,095, the increase in accounts receivable of $ 139,795, increase in accounts payable of $89,214, and other assets of $11,793, offset by equity in income of affiliate of $7,750.

Cash used in investing activities during the Quarter ended January 31, 2001, was for the purchase of property and equipment in the amount of $2,019.

Cash provided by financing activities during the Quarter ended January 31, 2001 was provided by the borrowing of $11,500 from related parties and payments on long term debt.

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

         SEASONALITY. The golf industry is seasonal in nature because of weather. Harsh weather in the South East had a negative impact on Company operations in the first quarter of 2001.

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

Part II - Other Information

Item 1

LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

The Company and its subsidiary First Golf Corporation, a Nevada corporation, were named as defendants in a legal action entitled PUDDING RIDGE LIMITED PARTNERSHIP V. FIRST GOLF CORPORATION OF SOUTH DAKOTA, ET AL. filed in the United States District Court for the Middle District of North Carolina bearing Civil Action No. 1:99 CV0060 in July 1999. The case arises from a dispute between Pudding Ridge, First Golf Corporation, a South Dakota corporation, and certain of its individually named stockholders over the alleged breach of a lease and operation of a golf course in North Carolina. Neither the Company nor its wholly owned First Golf subsidiary were parties to the lease or the operations of the golf course. The Company's wholly owned First Golf subsidiary purchased certain assets, excluding the North Carolina golf course, from the South Dakota corporation in October 1998, approximately two months after the South Dakota corporation had been ejected from the Pudding Ridge golf course. Nevertheless, the Company and its wholly owned subsidiary were named in the complaint seeking damages in an unspecified amount for breach of lease, breach of the covenant of good faith and fair dealing, breach of fiduciary duty, negligent misrepresentation, fraudulent misrepresentation, concealment and transfer, tortuous interference with contract and unfair and deceptive trade practices. In February 2001, parties other than the Company agreed to pay $189,000 and settled the matter. The Company agreed that if the other party failed to pay the entire $189,000, then following a diligent collection effort by the plaintiff, the Company would be responsible for any unpaid portion of that amount.

SIGNATURES
--------------------------------------------------------------------------------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                  CEC Properties, Inc.

                Date: March 17, 2001              By: /s/ Paul Balalis
                                                      --------------------------
                                                      Paul Balalis
                                                      President




                Date: March 17, 2001              By: /s/ Don Norbury
                                                      --------------------------
                                                      Don Norbury
                                                      Chief Financial Officer