Form 10QSB
period 2001-04-30
CEC PROPERTIES INC
filed 2001-06-14
CIK 74454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the
    Securities Exchange Act of 1934

For the quarterly period ended:                      April 30, 2001
----------------------------------------------------------------------------

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

15,571,698 shares of common stock $.01 par value as of June 15, 2001

                               CEC PROPERTIES, INC.

Part I  -  Financial Information

The condensed consolidated financial statements included herein have been prepared by the Issuer without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted for the United States of America have been condensed or omitted pursuant to the rules and regulations. However, the Issuer believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Issuer's Annual Report on Form 10-KSB for the fiscal year ended October 31, 2000 as filed with the SEC. (File number 0-188)

In the opinion of the Issuer, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Issuer as of April 30, 2001, and the results of it's operations and changes in cash flows of the Issuer for the three months and six months ended April 30, 2001 and 2000, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

--------------------------------------------------------------------------------


                              CEC PROPERTIES, INC.
                           CONSOLIDATED BALANCE SHEETS

ASSETS                                                            Apr 30,2001    Oct 31, 2000
                                                                 -------------   -------------
                                                                   Unaudited        Audited
Current assets:
    Cash                                                         $     87,879    $    182,567
    Accounts receivable                                               234,366         158,531
    Inventory                                                         164,590         103,537
    Related party note receivable                                     178,314         172,747
    Other                                                              31,976          28,929
                                                                 -------------   -------------
         Total current assets                                         697,125         646,311
                                                                 -------------   -------------

Property and equipment, net                                           183,793         211,625
                                                                 -------------   -------------

Other assets:
    Goodwill, net of accumulated amortization                         510,689         528,315
    Investment in affiliate                                           208,843         126,269
    Other                                                              44,993          42,400
                                                                 -------------   -------------
         Total other assets                                           764,525         696,984
                                                                 -------------   -------------

                                                                 $  1,645,443    $  1,554,920
                                                                 =============   =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                     $    646,795    $    478,462
    Deposit from related party                                         28,000          28,000
    Current portion of capital lease obligations                       12,529          12,529
    Current portion of long term debt                                   3,804           4,565
    Notes payable to related parties                                  166,244         148,044
                                                                 -------------   -------------
         Total current liabilities                                    857,372         671,600

Capital lease obligations, net of current portion                      49,639          27,165
Long term debt, net of current portion                                 20,790          22,464
                                                                 -------------   -------------

         Total liabilities                                            927,801         721,229
                                                                 -------------   -------------

Commitments and contingencies

Stockholders' equity:
    Series A 5% preferred stock, 2,000,000 shares authorized,
      $0.90 par value, 140,000 shares outstanding (liquidation
      preference of $140,000)                                         126,000         126,000
    Common stock, 30,000,000 shares authorized, $0.01 par
      value, 15,594,098 shares outstanding (including 22,400
      shares committed)                                               155,941         155,941
    Additional paid-in capital                                     24,863,060      24,863,060
    Accumulated deficit                                           (24,427,359)    (24,311,310)
                                                                 -------------   -------------
         Total stockholders' equity                                   717,642         833,691
                                                                 -------------   -------------

                                                                 $  1,645,443    $  1,554,920
                                                                 =============   =============


See notes to consolidated financial statements:

                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                     Three Months Ended Apr 30
                                                  ------------------------------
                                                       2001            2000
                                                  -------------    -------------

Revenues:
    Golf course revenue                           $    609,994    $     494,940
    Construction management revenue                    250,223          270,900
                                                  -------------    -------------
         Total revenue                                 860,217          765,840
                                                  -------------    -------------

Cost of revenues:
    Cost of golf course revenue                        472,757          301,372
    Cost of construction management revenue            165,673          133,533
                                                  -------------    -------------
         Total cost of revenues                        638,430          434,905
                                                  -------------    -------------

    Gross profit                                       221,787          330,935

General and administrative expenses                    354,604          342,940
                                                  -------------    -------------

         Operating loss(profit)                       (132,817)         (12,005)
                                                  -------------    -------------

Other income (expense):
    Equity in income (loss) of affiliate               74,824           (8,783)
    Interest income                                      1,779              116
    Interest expense                                    (4,776)          (1,604)
    Change in Accounting                                     0          (18,781)
                                                  -------------    -------------
         Total other income (expense)                   71,827          (29,052)
                                                  -------------    -------------

         Income (loss) from continuing operations
           before provision for income taxes           (60,990)         (41,057)

Provision for income taxes                               1,600                0
                                                  -------------    -------------

Net (loss)                                        $    (62,590)    $    (41,057)
                                                  =============    =============

Net (loss) available to common shareholders per common share

Basic and diluted                                 $     (0.004)    $     (0.002)
                                                  =============    =============

Weighted average number of common shares outstanding

Basic and diluted                                   15,594,098       15,594,098
                                                  =============    =============


See notes to consolidated financial statements.

                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                      Six Months Ended Apr 30
                                                  ------------------------------
                                                       2001            2000
                                                  -------------    -------------

Revenues:
    Golf course revenue                           $    973,924     $    924,423
    Construction management revenue                    530,254          695,435
                                                  -------------    -------------
         Total revenue                               1,504,178        1,619,858
                                                  -------------    -------------

Cost of revenues:
    Cost of golf course revenue                        752,485          600,861
    Cost of construction management revenue            306,018          301,661
                                                  -------------    -------------
         Total cost of revenues                      1,058,503          902,522
                                                  -------------    -------------

    Gross profit                                       445,675          717,336

General and administrative expenses                    637,860          734,875
                                                  -------------    -------------

         Operating (loss)profit                       (192,185)         (17,539)
                                                  -------------    -------------

Other income (expense):
    Equity in income (loss) of affiliate                82,574          (11,768)
    Interest income                                      3,677              228
    Interest expense                                    (8,515)          (3,624)
    Change in accounting                                     0          (18,781)
                                                  -------------    -------------
         Total other income (expense)                   77,736         (33,945)
                                                  -------------    -------------

         Income (loss) from continuing operations
           before provision for income taxes          (114,449)         (51,483)

Provision for income taxes                               1,600
                                                  -------------    -------------

Net (loss)                                        $   (116,049)    $    (51,483)
                                                  =============    =============

Net (loss) available to common shareholders per common share:

Basic and diluted                                 $     (0.007)    $     (0.003)
                                                  =============    =============
Weighted average number of common shares outstanding:

Basic and diluted                                   15,594,098       15,594,098
                                                  =============    =============



See notes to consolidated financial statements

                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                       Six Months Ended Apr 30
                                                     ---------------------------
                                                        2001            2000
                                                     ------------   ------------
Net (loss)                                           $  (116,049)   $   (51,483)

Adjustments to Reconcile net loss to cash used in operations

Depreciation and Amortization                             52,452         30,658
Fair Value of Options
Equity in income of affiliate                            (82,574)        11,768
Cumulative change in accounting principle                      0         18,781
Change in Operating Assets and Liabilities:
Accounts Receivable                                      (75,835)       (10,505)
Inventory                                                (61,053)         9,635
Related party receivable                                  (5,567)             0
Receivable from affiliate                                      0         52,259
Other Assets                                              (5,640)         2,238
Accounts Payable and accrued liabilities                 168,333        (36,825)
                                                     ------------   ------------

Net Cash (used in) provided by Operations               (125,933)        26,526
                                                     ------------   ------------

Purchases of Property and Equipment                       (6,994)        (2,243)
Cash received from Sale-Leaseback                         24,558              0
                                                     ------------   ------------

Net Cash provided by (used in) Investing                  17,564         (2,243)
                                                     ------------   ------------

Principle Payments of Notes Payable                       (2,435)       (54,999)
Principle borrowings from Related Parties                 18,200              0
Principle Payment of notes Payable to
Related Parties                                                0        (18,299)
Payments on Capital Lease                                 (2,084)        (3,981)
Payments Received on notes receivable                          0         22,302
                                                     ------------   ------------
Net Cash provided by (used in) Financing                  13,681        (54,977)
                                                     ------------   ------------

Net (Decrease) in Cash                                   (94,688)       (30,694)

Cash, Beginning of Period                                182,567        137,072
                                                     ------------   ------------
Cash, Ending of Period                               $    87,879    $   106,378
                                                     ============   ============



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

Note - (2) Sales Agreement

Effective December 1999, the Company entered into an agreement to arrange annual sales of $10,000,000 for Greentrac.com, Inc., a company organized by certain stockholders and directors of the Company. In exchange, the Company currently has approximately 11.8% interest in Greentrac.com., Inc. which was formed to establish an Internet-based business to business market place for the procurement of ground keeping equipment and supplies. Due to Greentrac.com being an affiliate and this not being considered arms-length transaction, management has determined the estimated fair market value of the shares received to be $1,875. The Company has included this amount in investments in affiliate at April 30, 2001.

Note - (3)

During the quarter ended April 30, 2001, the Company entered into a sales-leaseback agreement where the Company sold certain property and equipment for $24,558. Under the agreement, the Company is leasing back the property from the purchaser over 3 years. The Company is accounting for the leaseback as a capital lease. The Company recognized no gain or loss on this transaction as the sales price was equal to the net book value of the property.

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         BACKGROUND. The Company was substantially reorganized in 1995. Of the $24,427,359 of accumulated deficit set forth in the Company's Consolidated Balance Sheet, $23,920,363 relates to activities prior to November 1, 1995. The Company manages and maintains golf courses and golf driving ranges through its wholly owned subsidiary, Classic Golf Management. It currently is operating under five golf management contracts, four of which the Company owns the pro shop, and the teaching center, or pays a fee to a municipality landlord in a transaction which is similar to a triple net lease. The Company generally receives substantially all of the revenue from the carts, pro shop, driving range and lessons and pays substantially all expenses associated with those operations. The Company is focusing on bidding and obtaining new management contracts and acquisition of management companies.

         The Company presently retains the rights to the Hickory Stick golf course to be built in Atlanta, Georgia. First Golf will be supervising the construction and the awarding of any contracts.

         In 1999, the Company became a 50% owner of Diamond Turf LLC, a company located in Cordele, Georgia engaged in the growing and sale of grass for golf course greens and fairways.

RESULTS OF OPERATIONS
THREE MONTHS ENDED April 30, 2001 COMPARED TO THREE MONTHS ENDED April 30, 2000
--------------------------------------------------------------------------------

         Golf course revenues increased 23% from $494,940 in 2000 to $609,994 in 2001 while revenues from golf course construction management decreased 8% from $270,900 in 2000 to $250,223 in 2001. The decrease resulted from a slow down in the construction of new golf courses in the first two quarters of 2001. This appears to be a result of tightening credit for construction of new golf courses.

         Expenses related to golf course management increased 57% from $301,372 in 2000 to $472,757 in 2001 and expenses related to course construction management increased 24% from $133,533 in 2000 to $165,673 in 2001. The increases were attributable to the opening of two new golf courses which are under management by the Company.

         Overall, general and administrative expenses increased 3% from $342,940 in 2000 to $354,604 in 2001, largely due to the increase in professional charges incurred in the second quarter.

         Net loss increased 52% from a loss of $41,057 in 2000 to a loss of $62,590 in 2001 caused by the slow down in the construction of new golf courses.

RESULTS OF OPERATIONS
SIX MONTHS ENDED APRIL 30, 2001 COMPARED TO SIX MONTHS ENDED APRIL 30, 2000
--------------------------------------------------------------------------------

         The primary decrease in revenues for the first six months of 2001 compared to the first six months of 2000 was caused by the slow down in construction of new golf courses. The revenues in 2000 were $1,619,858 and $1,504,178 in 2001, a decrease of 7%.

         The Company's expenses for the first six months of 2001 were $1,696,363 an increase of 4% from $1,637,397 in 2000 largely due to the increase in staffing required to manage two additional golf courses.

The loss of $116,049 for the six-month period in 2001 was a 125 % increase over the loss of $51,483 in 2000.

CAPITAL AND LIQUIDITY RESOURCES
--------------------------------------------------------------------------------

Cash decreased for the six months ended April 30, 2001 by $94,688. Accounts receivable increased by $75,833 reflecting the Company's utilization of its cash for its construction management business and other business activities. The Company's liabilities increased 28% from $721,229 at October 31, 2000 to $927,801 at April 30, 2001.

Cash used in operating activities during the six months ended April 30, 2001, of $125,933 is mainly due to net loss of $116,049 adjusted by depreciation and amortization expense of $52,542, the increase in accounts receivable of $ 75,835, increase in accounts payable of $168,333, and other assets of $5,640, offset by equity in income of affiliate of $82,574.

Cash provided by investing activities during the six months ended April 30, 2001, was primarily due to receipt of $24,558 from completion of a sales leaseback transaction, offset by purchase of property and equipment in the amount of $6,995.

Cash provided by Financing Activities during the six months ended April 30, 2001 was provided the borrowing of $18,200 from related parties, offset by $ 24,588, for payments on the capital lease obligations and notes payable.

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

         SEASONALITY. The golf industry is seasonal in nature because of weather. Harsh weather in the South East had a negative impact on Company operations in the second quarter of 2001.

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

Part II - Other Information


Item 1 - Legal Proceedings - Not Applicable

Item 2 - Changes in Securities and Use of Proceeds - Not Applicable

Item 3 - Defaults open senior Securities -Not Applicable
Item 4 - Submission of matters to a vote of Securities Holders - Not Applicable

Item 5 - Other Information - Not Applicable

Item 6 - Exhibits and Reports on Form 8K - Not Applicable

SIGNATURES
--------------------------------------------------------------------------------

In accordance with the requirements of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   CEC Properties, Inc.

                  Date: June 14, 2001              By: /s/ Paul Balalis
                        -------------                 -------------------------
                                                      Paul Balalis
                                                      President




                  Date: June 14, 2001              By: /s/ Don Norbury
                        -------------                  ------------------------
                                                       Don Norbury
                                                       Chief Financial Officer