Form 10QSB
period 2001-07-31
CEC PROPERTIES INC
filed 2001-09-21
CIK 74454

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)

[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the
    Securities Exchange Act of 1934

For the quarterly period ended:                      July 31, 2001
--------------------------------------------------------------------------------
                                       OR

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

15,594,098 shares of common stock $.01 par value as of August 31, 2001

                              CEC PROPERTIES, INC.

Part I  -  Financial Information

The condensed consolidated financial statements included herein have been prepared by the Issuer without audit or review, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations. However, the Issuer believes that the disclosures are adequate to make the information presented not misleading. It is suggested that these consolidated financial statements be read in conjunction with the financial statements and the notes thereto included in the Issuer's Annual Report on Form 10-KSB for the fiscal year ended October 31,2000 as filed with the SEC. (File number 0-188)

In the opinion of the Issuer, all adjustments, consisting of normal recurring adjustments, necessary to present fairly the financial position of the Issuer as of July 31, 2001, and the results of operations and its cash flows for the three months and nine months ended July 31, 2001 and 2000, have been made. The results of operations for such interim periods are not necessarily indicative of the results to be expected for the entire year.

--------------------------------------------------------------------------------


                                             CEC PROPERTIES, INC.
                                          CONSOLIDATED BALANCE SHEETS


ASSETS                                                                      July 31,2001        Oct 31, 2000
                                                                            --------------------------------
                                                                            Unaudited                Audited
Current assets:
    Cash                                                                    $     61,792       $    182,567
    Accounts receivable                                                          245,392            158,531
    Inventory                                                                    199,880            103,537
    Related party note receivable                                                127,355            172,747
    Other                                                                         23,856             28,929
                                                                            -------------      -------------
         Total current assets                                                    658,274            646,311
                                                                            -------------      -------------

    Property and equipment, net                                                  187,868            211,625
                                                                            -------------      -------------

Other assets:
    Goodwill, net of accumulated amortization                                    501,037            528,315
    Investment in affiliate                                                      214,625            126,269
    Other                                                                         44,993             42,400
                                                                            -------------      -------------
         Total other assets                                                      760,655            696,984
                                                                            -------------      -------------

                                                                            $  1,606,797       $  1,554,920
                                                                            =============      =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                $    618,366       $    478,462
    Current portion of capital lease obligations                                  12,529             12,529
    Notes payable current portion                                                  2,643              4,565
    Notes payable to related parties                                             168,834            148,044
    Deposit from related party                                                         0             28,000
                                                                            -------------      -------------
         Total current liabilities                                               781,582            671,600

Capital lease obligations, net of current portion                                 26,615             27,165
Capital Lease                                                                     23,527             22,464
Notes payable, net of current portion                                             20,790                  0
                                                                            -------------      -------------

         Total liabilities                                                       852,514            721,229
                                                                            -------------      -------------

Commitments and contingencies

Stockholders' equity:
    Series A 5% preferred stock, 2,000,000 shares authorized,
      $0.90 par value, 140,000 shares outstanding (liquidation
      preference of $140,000)                                                    126,000            126,000
    Common stock, 30,000,000 shares authorized, $0.01 par value,
      15,601,735 and 15,594,098 (including 47,400 shares committed)
      shares outstanding at July 31,2000 and October 31,1999 respectively        156,017            156,941
    Additional paid-in capital                                                24,863,060         24,863,060
    Accumulated deficit                                                      (24,390,718)       (24,311,310)
                                                                            -------------      -------------
         Total stockholders' equity                                              754,283            833,691
                                                                            -------------      -------------

                                                                            $  1,606,797       $  1,554,920
                                                                            =============      =============

See notes to consolidated financial statements:

                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                    Three Months Ended July 31
                                                  ------------------------------
                                                       2001             2000
                                                  -------------    -------------

Revenues:
    Golf course revenue                           $    889,931     $    487,979
    Construction management revenue                    370,234          400,600
    Management Fees                                          0           61,982
                                                  -------------    -------------
         Total revenue                               1,260,165          950,561
                                                  -------------    -------------

Cost of revenues:
    Cost of golf course revenue                        660,949          361,536
    Cost of construction management revenue            204,160          242,233
                                                  -------------    -------------
         Total cost of revenues                        865,109          603,769
                                                  -------------    -------------

    Gross profit                                       395,057          346,792

General and administrative expenses                    360,339          360,061
                                                  -------------    -------------

         Operating loss(profit)                         34,718          (13,269)
                                                  -------------    -------------

Other income (expense):
    Interest income                                      1,921                9
    Interest expense                                    (5,781)          (7,731)
    Affiliate income (expense)                           5,782           34,112
                                                  -------------    -------------
         Total other income (expense)                    1,923           26,390
                                                  -------------    -------------

         Income (loss) from continuing operations
           before provision for income taxes            36,641           13,121

Provision for income taxes                                   -                -
                                                  -------------    -------------

 Net income (loss)                                $     36,641     $      13,121
                                                  =============    =============

Net (loss) profit available to common
  shareholders per common share
Basic                                             $      0.002     $      0.001
                                                  =============    =============
Diluted                                           $      0.002     $      0.001
                                                  =============    =============

Weighted average number of common shares outstanding

Basic                                               15,594,098       15,594,098
                                                  =============    =============


See notes to the financial statements.

                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                    Nine Months Ended July 31
                                                  ------------------------------
                                                       2001             2000
                                                  -------------    -------------

Revenues:
    Golf course revenue                           $  1,863,855     $    998,989
    Construction management revenue                    900,489        1,096,035
    Management Fees from affiliate                           0          181,982
                                                  -------------    -------------
         Total revenue                               2,764,343        2,277,006
                                                  -------------    -------------

Cost of revenues:
    Cost of golf course revenue                      1,413,434          683,298
    Cost of construction management revenue            510,178          543,893
                                                  -------------    -------------
         Total cost of revenues                      1,923,612        1,227,191
                                                  -------------    -------------

    Gross profit                                       840,731        1,049,815

General and administrative expenses                    998,198        1,080,622
                                                  -------------    -------------

         Operating (loss)profit                       (157,467)         (30,807)
                                                  -------------    -------------

Other income (expense):
    Interest income                                      5,598              236
    Interest expense                                   (15,898)         (11,352)
    Affiliate Income (Expense)                          88,356           22,344
                                                  -------------    -------------
         Total other income (expense)                   78,056           11,228
                                                  -------------    -------------

         Income (loss) from operations
         before provision for income taxes and         (79,410)         (19,579)
         cumulative change in accounting principle

Provision for income taxes                                   0                0
Income (loss) Before cumulative change in accounting   (79,410)         (19,579)
principle
Cumulative effect of change in accounting principle          0          (18,781)
                                                  -------------   -------------

Net income (loss)                                 $    (79,410)   $     (38,360)
                                                  =============   ==============

Net (loss) profit available to common shareholders per
 common share
Basic                                             $      (0.00)   $        0.00
                                                  =============   ==============
Diluted                                           $      (0.00)   $        0.00
                                                  =============   ==============

Weighted average number of common shares outstanding

Basic                                               15,594,098       15,594,098
                                                  =============   ==============


See notes to the financial statements


                              CEC PROPERTIES, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                             Nine Months Ended July 31
                                                            --------------------------
                                                              2001             2000
                                                            ----------      ----------
Cash flows from operating activities
       Net Income (loss)                                    $ (79,410)      $ (38,360)
       Adjustments to reconcile net income
           (loss) to net cash provided by (used in)
           operating activities
               Depreciation and amortization                   74,942          48,699
               Payoff of Deposit Related Party                (28,000)              0
               Cumulative change in accounting
                 principal                                          0          18,781
               Write-off of deposit                                 0          50,000
               Equity in income of affiliates                 (88,356)        (22,344)
               Changes in operating assets and
                 liabilities
                  Accounts receivable                         (86,861)         69,454
                  Inventory                                   (96,343)        (37,375)
                  Other assets                                  2,483          (4,119)
                  Accounts payable and accrued exp            139,904          28,146
                  Related Party Receivables                    45,392               0
                                                            ----------      ----------
Net cash provided by (used in) operating activities           116,249         112,882

Cash flows from investing activities
       Cash advance to affiliates, net                              0          (1,191)
       Collection of notes receivable from related
         Parties                                                    0          27,247
       Property and equipment purchases                       (23,907)         (4,340)
                                                            ----------      ----------
Net cash provided by(used in) investing activities            (23,907)         21,716

Cash flows from financing activities
       Principal borrowings on notes payable                    2,643               0
       Principal payments on notes payable                    (27,907)        (57,322)
       Principal payments on notes payable to related
         parties                                                    0         (18,300)
       Principal borrowings on notes from related
         parties                                               20,790               0
       Principal payments on capital lease obligations         (1,581)         (9,601)
       Principal borrowings on capital lease                   24,588               0
                                                            ----------      ----------
Net cash provided by (used in) financing activities            19,381         (85,223)

Net change in cash                                           (120,775)         49,375

Cash at beginning of period                                   182,567         137,072

Cash at end of period                                          61,792         186,447

Cash paid during period for
       Interest                                                13,831           6,420

       Income taxes                                             1,600               0


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


Note - (2) Sales Agreement

         Effective December 1999, the Company entered into an agreement to arrange annual sales of $10,000,000 for Greentrac.com, Inc., a company organized and financed by certain parties including stockholders and directors of the Company. In exchange for the agreement, the Company received an approximate 11.8% interest in Greentrac.com. Greentrac was formed to establish an Internet-based Business-to-Business market place for the procurement of grounds keeping equipment and supplies. Due to the affiliated nature of Greentrac.com it is not considered an arms-length transaction. Accordingly, management has determined the estimated fair market value of the shares received by the company to be $1,875. The Company has included this amount in investments in affiliate at July 31, 2001.


ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
--------------------------------------------------------------------------------

         BACKGROUND. The Company was substantially reorganized in 1995. Of the $24,390,718 of accumulated deficit set forth in the Company's Consolidated Balance Sheet, $23,920,363 relates to activities prior to November 1, 1998. The Company manages and maintains golf courses and golf driving ranges through its wholly owned subsidiary, Classic Golf Management. It currently is operating under four golf management contracts where the Company owns the pro shop, and the teaching center, or pays a fee to a municipality landlord in a transaction, which is similar to a triple net lease. The Company generally receives substantially all of the revenue from the carts, pro shop, driving range and lessons and pays substantially all expenses associated with those operations. The Company is focusing on bidding and obtaining new management contracts and acquisition of management companies.

         The Company presently retains the rights to the Hickory Stick golf course to be built in Atlanta, Georgia. First Golf will be supervising the construction and the awarding of any contracts.

         In 1999, the Company became a 50% owner of Diamond Turf LLC, a company located in Cordele, Georgia engaged in the growing and sale of grass for golf course greens and fairways.

RESULTS OF OPERATIONS
THREE MONTHS ENDED July 31, 2001 COMPARED TO THREE MONTHS ENDED July 31, 2000
--------------------------------------------------------------------------------

         Golf course management revenues increased from $487,979 to 889,931 or up 182% due to clear weather in the South East and the new courses at Westcott Plantation and Mystery Valley while revenues from golf course construction management decreased from $400,600 to 370,234 (8%). The decrease in construction management revenues resulted from the downturn of new construction during the period. Affiliate net income decreased from $34,112 to $5,782

         Expenses related to golf course management increased from $361,536 to $660,949 or up 66% and expenses related to course construction management decreased from $242,233 to $204,160 (16%). The decrease was attributable a decrease in new construction of golf courses.

         Overall, general and administrative expenses increased slightly from $360,061 to $360,339 (0%) largely due to persistent attention to expenses.

         Net Income for the quarter was mainly increased from a profit of $13,121 in 2000 to $36,641 in 2001.


RESULTS OF OPERATIONS
NINE MONTHS ENDED JULY 31, 2001 COMPARED TO NINE MONTHS ENDED JULY 31, 2000
--------------------------------------------------------------------------------

         The primary reason for the increase in revenues for the first nine months of 2001 compared to the same period of 2000 was the increase in management contracts. The revenues in 2000 were $ 2,277,006 and $2,764,343 in 2001, an increase of 21%. Affiliate income increased to $88,356 from $50,818.

         The Company's expenses for the first nine months of 2001 were $2,921,810, up from $2,307,813 in 2,000 largely due to of the increase in the associated costs with the new management contracts. The resulting loss of $79,410 in 2001 was larger than the loss of $38,360 in 2000.


CAPITAL AND LIQUIDITY RESOURCES
--------------------------------------------------------------------------------

         Cash decreased for the nine months ended July 31, 2001 by $120,775. Accounts receivable increased by $86,861 reflecting the Company's utilization of its cash for its opening of new courses management businesses and other business activities. The Company's liabilities increased 18% from $721,229 at October 31, 2000 to $852,514 at July 31, 2001.

         Cash used in operating activities during the nine months ended July 31, 2001, of $116,249 is mainly due to net loss of 154,352 adjusted by depreciation and amortization expense of $74,942, the increase in accounts receivable of $ 155,810, increase in accounts payable of $111,758, and other assets of $6,602, offset by equity in income of affiliate of $72,614.

         Cash used in investing activities during the nine months ended July 31, 2001, was for the purchase of property and equipment in the amount of $23,907.

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



                                                      CEC Properties, Inc.

                   Date: September 20, 2001           By: /S/ Paul Balalis
                         ------------------              -----------------
                                                         Paul Balalis
                                                         President




                   Date:   September 20, 2001         By: /S/ Don Norbury
                           ------------------            -----------------------
                                                         Don Norbury
                                                         Chief Financial Officer