Form 10KSB
period 2001-10-31
CEC PROPERTIES INC
filed 2002-02-08
CIK 74454

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  -------------
                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended October 31, 2001             Commission File No.

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

State issuer's revenues for its most recent fiscal year $3,896,194

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of January 24, 2002, which was $1,793,321.

Indicate the number of shares outstanding of each of the Registrant's classes of common stock, as of the latest practicable date.

                                                                 Outstanding at
         Class                                                 January 31, 2002
----------------------------                                   -----------------
Common Stock, $.01 par value                                       16,318,000
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

         GOLF COURSE MANAGEMENT. The Company is engaged in the management of golf courses with a current portfolio of five golf properties consisting of public (or daily fee) courses (see "Item 2. Description of Property"). The Company's courses include three in the Atlanta, Georgia area, 27 holes in N. Charleston, South Carolina and 18 holes in Union, Oregon. The clustering of three courses in the Atlanta, Georgia area enables the Company to efficiently manage its courses and improve profitability by sharing many administrative functions and capitalizing on joint marketing opportunities and economies of scale. The Company has also contracted, upon its completion, to manage a 36 hole course near Santa Fe, New Mexico, a course for which the Company is currently serving as the construction manager.

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

         GOLF COURSE CONSTRUCTION MANAGEMENT. The Company is engaged in managing the construction of an 18 hole course in Hunterdon County, New Jersey opened in late 2001, and a 36 hole course in Santa Fe New Mexico, opened in, 2001 and the last nine holes of a 27 hole course in N. Charleston, South Carolina. The Company also holds an option to construct the Hickory Stick course in Cherokee County, Georgia and to manage the course pursuant to a 50-year lease upon its completion. The Hickory Stick agreement provides that it may be terminated by the county, without cause, subject to payment of termination fees. The Hickory Stick course, near Atlanta, Georgia, was designed by Milton Abell, vice president of the Company. First Golf will be the manager of construction and is scheduled for construction commencement as soon as necessary government permits are received.

         TURF AND SOD. In 1999, the Company became a 50% owner of Diamond Turf LLC, located in Cordele, Georgia. The other 50% is owned by an unrelated third party. Diamond Turf is currently growing 150 acres of TifEagle, a Burmuda grass for greens and TifSport, a Burmuda grass for fairways. This grass is sold both as sod and as bushels of stolens. The company recently obtained a license to grow paspalum, a salt tolerant grass.

         GREENTRAC.COM, INC. In or about December 1999, Paul Balalis, Donald Norbury and Charles Packard. (see "Item 9. Directors, Officers, Promoters and Control Persons" and "Item 12. Certain Relationships and Related Transactions"), together with others, contributed a portion of the initial $4,000,000 capitalization and agreed to be involved with a new company to be known as Greentrac.com, Inc. ("Greentrac"). Greentrac was formed to establish an internet-based business to business marketplace for the procurement of commercial grounds keeping equipment and supplies. Greentrac is intended to bring together buyers and sellers to select and purchase their grounds keeping supplies and equipment related to golf courses, landscaping contractors, municipalities and highway departments, among others. the Company received 187,500 common shares of Greentrac.com (approximately 14% interest). The shares were valued at a nominal value of $1,875 and was recorded as an investment in an affiliate. The Company accounts for the investments on the cost basis due to the ownership interest being less than 20% and the Company does not exercise significant control over Greentrac.com.

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

         MANAGEMENT AND ACQUISITIONS. The Company initially intends to develop and expand its operations through the management of construction and development of new golf courses. The Company intends to expand its operations in the United States outside of Georgia through its management of golf courses under construction as well as acquisitions or other arrangements with companies involved in the golf industry. In this regard, the projects undertaken by First Golf afford the Company with the opportunity to obtain a management relationship with respect to the courses for which the Company is performing construction management. Currently, the Company is in the process of construction management for courses in Santa Fe, New Mexico and Hunderdon County, New Jersey.

        Because of negative growth and business losses due to weather and other unforeseen problems, Classic Golf Management has chosen not to bid on the contracts for Sugar Creek and Mystery Valley, effective December 31, 2001.

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

         EMPLOYEES. As of October 31, 2001, the Company employed 8 persons full Time and 3 persons part-time. Additionally, the Company contracts with an unrelated third party for the services of up to 75 persons at any single time at its Georgia golf course operations. Two full-time professional instructors are employed at each course. The Company believes that its employee relations are good. None of the Company's employees are represented by a labor union.

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

Towa            03/01/01 (1)   North of Santa Fe, N.M.  Management   36 Holes Public

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

         WESTCOTT PLANTATION is a resort type, 27 hole golf course designed by Dr. Mike Hurdzan. It is reported to be one of the finest courses in the area. The amenities include a driving range, a large club house, pro shop and food and beverage, including a restaurant.

         TOWA RESORT is an Indian owned golf resort, in New Mexico, and is associated with a casino. The Towa golf resort is a 36 hole property with 18 holes designed by Hale Irwin and 18 holes designed by Bill Phillips. The courses offer beautiful views of the surrounding areas.

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

ITEM 3.  LEGAL PROCEEDINGS.
-------  ------------------

         The Company and its subsidiary First Golf Corporation, a Nevada corporation, were named as defendants in a legal action entitled PUDDING RIDGE LIMITED PARTNERSHIP V. FIRST GOLF CORPORATION OF SOUTH DAKOTA, ET AL. filed in the United States District Court for the Middle District of North Carolina bearing Civil Action No. 1:99 CV0060 in July 1999. The case arises from a dispute between Pudding Ridge, First Golf Corporation, a South Dakota corporation, and certain of its individually named stockholders over the alleged breach of a lease and operation of a golf course in North Carolina. Neither the Company nor its wholly owned First Golf subsidiary were parties to the lease or the operations of the golf course. The Company's wholly owned First Golf subsidiary purchased certain assets, excluding the North Carolina golf course, from the South Dakota corporation in October 1998, approximately two months after the South Dakota corporation had been ejected from the Pudding Ridge golf course. Nevertheless, the Company and its wholly owned subsidiary were named in the complaint seeking damages in an unspecified amount for breach of lease, breach of the covenant of good faith and fair dealing, breach of fiduciary duty, negligent misrepresentation, fraudulent misrepresentation, concealment and transfer, tortuous interference with contract and unfair and deceptive trade practices. In February 2001, parties other than the Company agreed to pay $189,000 and settled the matter. The Company agreed that if the other party failed to pay the entire $189,000, then following a diligent collection effort by the plaintiff, the Company would be responsible for any unpaid portion of that amount. This debt has been paid down to $ 148,500

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
-------  ----------------------------------------------------

         Inapplicable


                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
-------  ---------------------------------------------------------

         The Company's Common Stock is traded in the over-the-counter market on the Pink Sheets under the symbol "CECI". The following table sets forth, for the period indicated, the high and low bid and ask prices for the Common Stock, as reported by the National Quotation Bureau, Inc. Such quotations reflect the inter-dealer prices without adjustment for retail mark-up, mark down or commission, and may not necessarily represent actual transactions.

                                       BID                          ASK
                                -----------------           -----------------

     Fiscal 2000               HIGH          LOW           HIGH          LOW

     1st quarter                .93           .37          1.15           .43

     2nd quarter               1.68           .81          1.78           .87

     3rd quarter                .87           .40           .96           .50

     4th quarter                .53           .28           .56           .35



     Fiscal 2001

     1st quarter                .375          .218           .5           .281

     2nd quarter                .25           .125          .312          .16

     3rd quarter                .14           .09           .16           .14

     4th quarter                .10           .001          .14           .09


On January, 24, 2002, the last reported bid and ask price of the Common Stock by the National Quotation Bureau, Inc., was $.08 and $.15. As of January 24, 2002 there were approximately 4,476 holders of record of the Common Stock.

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


Recent Sale of Unregistered Securities
--------------------------------------

No transactions have been entered into which have not previously been disclosed in prior filings.


ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-------  ----------------------------------------------------------

         BACKGROUND. The Company was substantially reorganized in 1995. Of the $24,383,797 of accumulated deficit set forth in the Company's Consolidated Balance Sheet, $23,920,363 relates to activities prior to November 1, 1997. The Company manages and maintains golf courses and golf driving ranges through its wholly owned subsidiary, Classic Golf Management. It currently is operating under four golf management contracts where the Company owns the pro shop, and the teaching center, or pays a fee to a municipality landlord in a transaction which is similar to a triple net lease. The Company generally receives substantially all of the revenue from the carts, pro shop, driving range and lessons and pays substantially all expenses associated with those operations. The Company is focusing on bidding and obtaining new management contracts and acquisition of management companies.

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

         During the last quarter of 2001, the Company received two, unsolicited offers to purchase Classic Golf Management. Currently the Company and the board of directors are evaluating the offers.

RESULTS OF OPERATIONS - YEAR ENDED OCTOBER 31, 2001 COMPARED TO YEAR ENDED OCTOBER 31, 2000

         GOLF MANAGEMENT. Classic Golf Management manages 3 golf courses located in the Atlanta, Georgia area, one in Union, Oregon and one in N. Charleston S.
C. In 2001 revenues from golf course operations increased 58% from $1,708,852 to $2,703,757. At the same time its expenses associated with golf course management increased 53% from $1,327,710 in 2000 to $1,327,710 in 2001 mainly because of the addition costs associated with the new courses being added.

         MANAGEMENT OF GOLF COURSE CONSTRUCTION. First Golf Corporation is currently managing the construction of three golf courses. Revenues from golf course construction management decreased 5.5% from $1,261,813 in 2000 to $1,192,437 in 2001 due to the fact of weather delays and the economy slowdown. Expenses associated with golf course construction management decreased 4.6% from $695,123 in 2000 to $662,480 in 2001. The Company continues to seek additional courses to manage their construction and presently has one course slated to commence construction in 2001.

         GROSS PROFIT. Gross profit decreased 1% from 32% in 2000 to 31% in
2001.

         GENERAL AND ADMINISTRATIVE. The Company's General and Administrative expenses increased by 4% from $1,247,368 in 2000 to $1,304,003 in 2001. The majority of this decrease resulted from costs controls instituted by the Company.

         The Company had net loss in 2000 of $293,477 and a net loss in 2001 of $72,489. The equivalent net loss per common share was (0.02) in 2000 and $(0.00) in 2001. The Company's revenue from all operations in 2000 was $2,970,665 compared to $3,896,194 in 2001, a 31% increase. The expenses from all operations increased by 22% from $3,270,201 in 2000 to $3,996,427 in 2001.

         LIQUIDITY AND CAPITAL

         Cash decreased for the year ended October 31, 2001 by $132,413. Accounts receivable increased by $102,145 reflecting the Company's utilization of its cash in its construction management business and other business activities. The Company's liabilities increased from $721,229 to $808,394.

         Cash flow analysis revealed an decrease in cash flow from operating activities of $88,103 from $107,873 in 2000 to $19,770 in 2001. Investing activities were $17,571 in 2000 and $$100,336 in 2001 and financing costs increased from $44,787 in 2000 to $100,336 in 2001.

         A decrease in cash of $88,103 by operating activities is due to the net loss of $72,489 adjusted by depreciation and amortization expense of $98,879, a decrease in accounts payable of $127,473, offset by equity in an affiliate of $40,764 and purchase of equipment of $59,572.

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

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
-----------------------------------------------------------------

                                                                     PAGE NO.
                                                                   -----------

Consolidated Balance Sheet at October 31, 2001                         F-2

Consolidated Statements of Operations for the
         Years ended October 31, 2001 and 2000                         F-3

Consolidated Statements of Stockholders' Equity
         for the years ended October 31, 2001 and 2000                 F-3

Consolidated Statements of Cash Flows
         for the years ended October 31, 2001 and 2000                 F-5-6

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


ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
-------  ---------------------------------------------------------------
         FINANCIAL DISCLOSURE.
         ---------------------

         Not applicable.

                                    PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTER AND CONTROL PERSON;
-------  -----------------------------------------------------------
         COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
         --------------------------------------------------

         Directors serve a term of one year and then continue until their successors are duly elected and qualified. The Company's Bylaws currently provide for a Board of five. During the year ended October 31, 2001, the Board of Directors held one meeting by unanimous written consent. Each director who served during 2001 attended all of the meetings of the Board held during such fiscal year. The following table sets forth certain information concerning the directors and officers of the Company:

                                                                   FIRST ELECTED
NAME                  AGE   POSITION                                 TO SERVE
----                  ---   --------                                 --------

Paul Balalis          63    President, Chief Executive Officer and     1995
                            Chairman of the Board of Directors

Donald Norbury        66    Vice President, Secretary and Chief        1995
                            Financial Officer

Milton Abell          50    Vice President and President of            1997
                            Classic Golf

W. Samuel Gunderson   44   Vice President and President of             1998
                             First Golf Corporation

Frank P. Barbaro      58    Director                                   1995

Sanford Feld          73    Director                                   1998

Charles E. Packard    58    Director                                   1995


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

DONALD NORBURY has served as chief financial officer of the Company since 1995. For the previous 33 years Mr. Norbury was engaged in private accounting. Mr. Norbury holds a BBA and an MBA in finance.

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

AUDIT REVIEW COMMITTEE. The Board has an Audit Review Committee composed of Chuck Packard and Paul Balalis. Mr. Packard was designated as the chairman. Its function is to recommend the appointment of independent accountants; review the independence of the independent accountants; consider the adequacy of the system of internal accounting controls and review any proposed corrective actions; review and monitor the Company's policies relating to ethics and conflicts of interests; discuss with management and the independent accountants the Company's draft annual financial statements and key accounting and/or reporting matters; and review the activities and recommendations of the Company's management accounting personnel. The Committee can not presently be considered independent, but the Company plans to soon revise its membership in a manner so as to cause its independence.

COMPLIANCE WITH THE SECURITIES EXCHANGE ACT OF 1934. Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors and officers and persons who own more than 10% of a registered class of the Registrant's equity securities to file reports of ownership and changes in ownership with the Securities and Exchange Commission ("SEC"). Directors and officers and greater than ten percent stockholders are required by SEC regulation to furnish the Registrant with copies of the reports they file. Based solely upon a review of the copies of such reports and the written representations from certain persons that certain reports were not required to be filed by such persons, the Registrant believes that all its directors, officers and greater than ten percent beneficial owners complied with all filing requirements applicable to them with respect to transactions during fiscal 2001.


ITEM 10. EXECUTIVE COMPENSATION.
--------------------------------

SUMMARY COMPENSATION TABLE
--------------------------

         Set forth below is the cash compensation paid by the Company during Fiscal 2001 to its president. No executive officer received during 2001 compensation which exceeded, on an annualized basis, $100,000.

                               ANNUAL COMPENSATION
                                                                   OTHER ANNUAL
                FISCAL YEAR       SALARY ($)       BONUS ($)       COMPENSATION
                ------------     ------------     ------------     ------------

Paul Balalis        2001               0               ---               ---

                    2000               0               ---               ---



In January 1999, the Board authorized annual compensation to Mr. Balalis of $120,000. To date this authorization has not been implemented.



                        OPTION GRANTS IN LAST FISCAL YEAR
                        ---------------------------------

         There were no options granted nor options held during the fiscal year ended October 31, 2001, to or by Mr. Balalis.


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

                              EMPLOYMENT CONTRACTS
                              --------------------

         In connection with the Company's subsidiary Classic Golf Management, Inc. ("Classic Golf"). Classic Golf entered into a five-year employment agreement expiring in 2002 with Milton Abell whereby he serves as president of Classic Golf and receives base annual compensation of $120,000 and an annual stock option bonus based upon the performance of Classic Golf.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
--------  ---------------------------------------------------------------

         The following table sets forth certain information regarding beneficial ownership of the Company's Common Stock as reported to the Company as of October 31, 2001, (i) by each person who is known to the Company to own beneficially more than five percent of the outstanding shares of Common Stock, (ii) by each director of the Company and (iii) by all officers and directors of the Company as a group. Except as otherwise indicated, the Company believes the beneficial owners of the Common Stock listed below, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.


                                      NUMBER OF SHARES             PERCENT OF
NAME/ADDRESS OF BENEFICIAL OWNER      BENEFICIALLY OWNED(1)      COMMON STOCK(2)
--------------------------------      ---------------------      ---------------
Paul Balalis                            7,106,996(3)                   43.0%
1500 W. Balboa
Newport Beach, CA 92663

Balalis Corporation and                 2,378,544(4)                   14.4%
The Balalis Defined Benefit Plan
1500 W. Balboa
Newport Beach, CA 92663

Don Norbury                               310,000                       1.9%
1500 W. Balboa
Newport Beach, CA 92663

W. Samuel Gunderson                      640,000                        4.1%
4409 South Rural Blvd.
Tempe, AZ 85282

Milton Abell                             115,000(8)                      (6)
510 Powder Spring Street
Marietta, GA 30064

Charles Packard                          150,000                         (6)
24 Charlotte
Irvine, CA

Frank Barbaro                             27,402                         (6)
31285 Camel Point
Laguna Beach, CA

Sanford Feld                             436,500                        2.6%
60 Lake Road
Far Hills, MJ 07931

All officers and directors
 as a group (eight persons)             8,770,038(5),(7),(8),(9),(10)   52.4%

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

(2) Includes 246,400 shares outstanding assuming conversion of outstanding preferred stock, warrants to purchase 502,500 shares and options to purchase 240,000 shares.

(3)  Includes 2,378,544 shares owned by the Balalis Corporation.

(4)  Also included with shares owned by Mr. Balalis.

(6)  Less than one percent.


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

         TRANSFER OF CLASSIC GOLF AND RELATED MATTERS. In connection with the acquisition of Classic Golf and related assets from Milton Abell in exchange for cash and Common Stock (see "Item 1. Description of Business"), the Company's subsidiary entered into a five year employment agreement with Mr. Abell pursuant to which the Company's subsidiary agreed to pay Mr. Abell 120,000 per year. Mr. Balalis personally guaranteed payment pursuant to Mr. Abell's employment agreement. Mr. Abell received $189,750 and 85,250 shares of the Company's Common Stock in connection with the acquisition.

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

Item 13.          Exhibits and Reports on Form 8-K.
-------           --------------------------------

                  (a)      Exhibits
                           --------

                  Exhibit           Description
                  -------           -----------

                  13 Annual Report to Shareholders for the year ended October 31, 1999-to be filed by amendment

                  *21               Subsidiaries of Company


                  (b) No reports on Form 8-K were filed during the last quarter of the fiscal year ended October 31, 2001.


--------------------
* Exhibits filed herewith. Other exhibits are incorporated by reference to the previous filings.


                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                OCTOBER 31, 2001




                                     ASSETS
Current assets:
    Cash                                                                          $     50,154
    Accounts receivable, net of allowance for doubtful accounts of $19,479             260,676
    Inventory                                                                          193,597
    Related party receivables                                                          141,105
    Other                                                                               14,120
                                                                                  -------------
         Total current assets                                                          659,652
                                                                                  -------------

Property and equipment, net of depreciation of $179,936                                206,538
                                                                                  -------------

Other assets:
    Goodwill, net of accumulated amortization of $160,923                              491,384
    Investment in affiliates                                                           167,033
    Other                                                                               44,993
                                                                                  -------------
         Total other assets                                                            703,410
                                                                                  -------------

                                                                                  $  1,569,600
                                                                                  =============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable and accrued liabilities                                      $    605,355
    Current portion of capital lease obligations                                        11,429
    Current portion of long-term debt                                                    2,643
    Notes payable to related parties                                                   148,044
                                                                                  -------------
         Total current liabilities                                                     767,471

Capital lease obligations, net of current portion                                       21,300
Long-term debt, net of current portion                                                  19,624
                                                                                  -------------

         Total liabilities                                                             808,395
                                                                                  -------------

Commitments and contingencies

Stockholders' equity:
    Series A 5% preferred stock, 2,000,000 shares authorized, $0.90 par value,
      140,000 shares outstanding (liquidation preference of $140,000)                  126,000
    Common stock, 30,000,000 shares authorized, $0.01 par value,
      15,594,098 shares outstanding (including 22,400 shares committed)                155,941
    Additional paid-in capital                                                      24,863,060
    Accumulated deficit                                                            (24,383,797)
                                                                                  -------------
         Total stockholders' equity                                                    761,205
                                                                                  -------------

                                                                                  $  1,569,600
                                                                                  =============

                                       F-2

                     See accompanying notes to consolidated financial statements Prepared without Audit or Review


                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  FOR THE YEARS ENDED OCTOBER 31, 2001 AND 2000
                                                                        2001             2000
Revenues:
    Golf course revenue                                             $  2,703,757     $  1,708,852
    Construction management revenue                                    1,192,437        1,261,813
                                                                    -------------    -------------
          Total revenue                                                3,896,197        2,970,665
                                                                    -------------    -------------
        Cost of revenues:
    Cost of golf course revenue                                        2,029,941        1,327,710
    Cost of construction management revenue                              662,480          695,123
                                                                    -------------    -------------
         Total cost of revenues                                        2,692,421        2,022,833
                                                                    -------------    -------------

         Gross profit                                                  1,203,773          947,832

General and administrative expenses                                    1,304,033        1,247,368
                                                                    -------------    -------------

         Operating loss                                                 (100,230)        (299,536)
                                                                    -------------    -------------

Other income (expense):
    Equity in income of affiliate                                         40,764           21,135
    Interest income                                                        7,506              250
    Interest expense                                                     (18,462)         (10,763)
    Loss on sale of property and equipment                                     -           (4,366)
    Other                                                                 (1,267)          22,762
                                                                    -------------    -------------
         Total other income                                               28,541           29,018
                                                                    -------------    -------------

         Income (loss) from continuing operations before
           provision for income taxes                                    (71,689)        (270,518)

Provision for income taxes                                                   800            1,600
                                                                    -------------    -------------

         (Loss) income from continuing operations                        (72,489)        (272,118)
                                                                    -------------    -------------

Cumulative change in accounting principal:
    Write off of capitalized organization costs (less applicable
         income taxes of $0)                                                    -         (21,359)
                                                                    -------------    -------------
         Net (loss) income                                          $    (72,489)    $   (293,477)
                                                                    =============    =============


Net loss available to common shareholders per common share:
    Loss from continuing operations                                 $      (0.00)    $      (0.02)
    Write off of capitalized organization costs                                -                -
                                                                    -------------    -------------

                                                                    $      (0.00)    $      (0.02)
                                                                    =============    =============

Weighted average number of common shares outstanding                  15,594,098       15,571,698
                                                                    =============    =============

                                      F-3


                    See accompanying notes to consolidated financial statements

Prepared without Audit or Review


                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

                  FOR THE YEARS ENDED OCTOBER 31, 2000 AND 1999



                                  Series A Convertible            Common Stock           Additional
                               --------------------------  ----------------------------    Paid-In      Accumulated
                                  Shares       Amount         Shares         Amount        Capital         Deficit          Total
                               -----------  -------------  -------------  -------------  -------------  -------------   ------------
Balance, November 1, 1998       1,005,000   $    904,500     13,674,198   $    136,742   $ 23,909,791   $(23,949,524)     1,001,509

Estimated fair market
value of common stock
dividend issued to holders
of Series A 5% convertible
preferred stock (including
22,400 shares committed)                -              -        160,800          1,608         68,662        (70,270)             -

Series A 5% convertible
preferred stock converted
to common shares                 (865,000)      (778,500)     1,384,000         13,840        764,660              -              -

Issuance of shares for
services rendered                       -              -        330,100          3,301         78,397              -         81,698

Issuance of shares in
exercise of options                     -              -         75,000            750         29,250              -         30,000

Intrinsic value of options
issued to employees                     -              -              -              -         12,000              -         12,000

Cancellation of shares
related to Worldwise
Marketing and Graphics                  -              -        (30,000)          (300)           300              -              -

Net income                              -              -              -              -              -           1,961         1,961
                               -----------  -------------  -------------  -------------  -------------  -------------   ------------
Balance, October 31, 1999         140,000        126,000      5,594,098         55,941     24,863,060    (24,017,833)     1,127,168

Net loss                                -              -              -              -              -       (293,477)      (293,477)
                               -----------  -------------  -------------  -------------  -------------  -------------   ------------
Balance, October 31, 2000         140,000   $    126,000     15,594,098   $    155,941   $ 24,863,060   $(24,311,310)   $   833,691

Net loss                                -              -              -              -              -        (72,489)       (72,489)
                               -----------  -------------  -------------  -------------  -------------  -------------   ------------
Balance, October 31, 2001         140,000   $    126,000     15,594,098   $    155,941   $ 24,863,060    $(24,383,799)   $  761,202


                                      F-4

                     See accompanying notes to consolidated financial statements Prepared without Audit or Review


                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED OCTOBER 31, 2001 AND 2000

                                                                  2001          2000
                                                               ----------    ----------
Cash flows from operating activities:
    Net (loss) income                                          $ (72,489)    $(293,477)
    Adjustments to reconcile net (loss) income to net cash
      provided by operating activities:
        Depreciation and amortization                            101,590        98,879
        Estimated fair market value of common stock issued
          for services rendered                                        -             -
        Estimated intrinsic value of options issued to
          employees                                                    -             -
        Loss on sale of property and equipment                         -         4,366
        Equity in income of affiliate                                  -       (21,135)
        Cumulative change in accounting principal                      -        21,359
        Allowance for doubtful accounts                                -        11,253
        Changes in operating assets and liabilities:
             Accounts receivable                                (102,145)      159,214
             Inventory                                           (90,060)       (4,087)
             Receivables from related party                      (31,642)      (22,741)
             Receivable from affiliate                                 -       (18,614)
             Other assets                                         12,216        (2,960)
             Accounts payable and accrued expenses               127,473       147,816
             Deposit from related party                          (28,000)       28,000
                                                               ----------    ----------

    Net cash provided by operating activities                    (19,770)      107,873
                                                               ---------     ---------

Cash flows from investing activities:
    Collection of notes receivable                                     -        27,247
    Issuance of related party note receivable                          -             -
    Investment in affiliate                                      (40,764)            -
    Purchases of property and equipment                          (59,572)      (44,838)
                                                               ----------    ----------

    Net cash used in investing activities                       (100,386)      (17,591)
                                                               ----------    ----------

Cash flows from financing activities:
    Principal payments on capital lease obligations               (6,965)      (12,465)
    Proceeds from exercise of stock options                            -             -
    Principal payments on notes payable                           (5,342)      (57,322)
    Principal borrowings on note payable to related parties            -        50,000
    Principal payments on note payable to related parties              -       (25,000)
                                                               ----------    ----------

    Net cash used in financing activities                        (12,307)      (44,787)
                                                               ----------    ----------

Net change in cash                                              (132,413)       45,495

Cash at beginning of year                                        182,567       137,072
                                                               ----------    ----------

Cash at end of year                                            $  50,154     $ 182,567
                                                               ==========    ==========


Continuing
                                      F-5

                     See accompanying notes to consolidated financial statements Prepared without Audit of Review

                      CEC PROPERTIES, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  FOR THE YEARS ENDED OCTOBER 31, 2001 AND 2000

                                                                  2001               2000
                                                                  ----               ----
Supplemental disclosure of cash flow information:
Cash paid during the year for interest                       $       18,462     $       11,355
                                                             ===============    ===============
    Cash paid during the year for income taxes               $        1,600     $        1,600
                                                             ===============    ===============

Supplemental disclosure of non-cash investing and financing activities:

During the fiscal year ended October 31, 2001, the Company contributed property and equipment with a net book value of $40,764, to an affiliate. The Company recorded the contribution as an additional investment in the affiliate (see Note
2).

During the fiscal year ended October 31, 2000, the Company received stock valued at $1,875 from an affiliate for services to be rendered. The Company recorded the value of the stock under investment in affiliates in the accompanying consolidated balance sheet (see Notes 2 and 9).

During the fiscal year ended October 31, 2001, the Company purchased property and equipment for a note payable in the amount of $59,572 (see Note 4).


See notes to consolidated financial statements for other non-cash investing and financing activities.


           See accompanying notes to consolidated financial statements

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2001 AND 2000



NOTE 1 - GENERAL
----------------

CEC Properties, Inc. ("CEC"), (a Delaware corporation), is in the business of acquiring, developing and managing golf courses. Classic Golf Management, Inc. ("CGM"), a wholly owned subsidiary of CEC, owns several golf shops, manages several golf courses, a golf learning method and Sports Media Management . Worldwise Marketing and Graphics, Inc. ("WMG"), a wholly owned subsidiary of CEC, is an advertising company. First Golf Acquisition Corporation ("FGAC"), a wholly owned subsidiary of CEC, is a golf course construction management company.

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

Investment in Affiliates
------------------------

At October 31, 2001, the Company's investments in affiliates consists of a 50% interest in Diamond Turf, LLC ("Diamond Turf") and a less than 20% ownership of Greentrac.com, Inc. ("Greentrac"). The investments in Diamond Turf is accounted for under the equity method because the Company is not able to exercise effective control over the operations. The ownership of Greentrac is accounted for on the cost basis, and is carried at a value of $1,875 (see Note 9)

The investment in Diamond Turf, LLC is summarized as follows at October 31, 2001:

      Initial investment during fiscal 1999                      $      25,000
      Equity in income of affiliate fiscal 1999                         63,314
                                                                  ------------
      Investment balance as of October 31, 1999                         88,314
      Contribution of property and equipment during fiscal 2000         14,945
      Equity in income of affiliate fiscal 2000                         21,135
      Equity in income of affiliate fiscal 2001                         40,764
                                                                  -------------
                                                                  $    165,158
                                                                  =============

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2001 AND 2000



NOTE 2 - BASIS OF PRESENTATION, CONTINUED
-----------------------------------------

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

Goodwill
--------

Goodwill attributable to business acquisitions represent the excess of the purchase price over the estimated fair value of the assets acquired. Goodwill is amortized using the straight-line method over the estimated useful life ranging from two to fifteen years. Amortization expense for the years ended October 31, 2001 and 2000 totaled $41,375 and $50,938, respectively.

Impairment of Long-Lived Assets
-------------------------------

The Company evaluates the recoverability of long-lived assets in accordance with Statement of Financial Accounting Standards No. 121 ("SFAS No. 121"), "ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF." SFAS No. 121 requires the recognition of impairment on long-lived assets in the event the net book value of such assets exceeds the future non-discounted cash flows attributable to such assets. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which such impairment is determined by management. As of October 31, 2001, the Company's management believes that no impairment of the carrying value of its long-lived assets exists.

Organization Costs
------------------

The Company has adopted Statement of Position No. 98-5 ("SOP 98-5"), "REPORTING THE COSTS OF START-UP Activities." SOP 98-5 requires that all non-governmental entities expense the costs of start-up activities, including organizational costs as those costs are incurred. In connection with the adoption of SOP 98-5, the Company has expensed $21,359 of previously capitalized organizational costs and recorded the expense as a cumulative change in accounting principle in the accompanying statement of operations as of October 31, 2001.

Accumulated Deficit (unaudited)
-------------------------------

During fiscal 1997, the Company changed its business operations from rental of residential properties to acquiring, developing and managing golf courses. Net losses relating to the new operations included in accumulated deficit at October 31, 2001 totaled $463,434.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2001 AND 2000


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

Revenue Recognition
-------------------

Sales of goods and services and the related cost of sales are recognized when orders are received and goods are shipped or services are delivered. For management contracts, revenues are based on a predetermined schedule of each contract, as defined. Under fixed-price construction management contracts, unapproved construction cost overruns may be borne by the Company, as defined in the contracts. When the revised estimate indicates a loss that will be borne by the Company, a loss provision will be recorded. As of October 31, 2001, no such provision is required.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2001 AND 2000


NOTE 2 - BASIS OF PRESENTATION, CONTINUED
-----------------------------------------


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

Advertising
-----------

The Company expenses the cost of all advertising when incurred as selling expense. Amounts incurred for advertising expense for the years ended October 31, 2001 and 2000 were $41,515 and $35,315, respectively.

Loss Per Share
--------------

The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "EARNINGS PER SHARE." Under SFAS No. 128, basic earnings per share is computed by dividing income available to common stockholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic earnings per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. Pro forma per share data has been computed using the weighted average number of common shares outstanding during the period. Because the Company has net losses available to common shareholders for 2001 and 2000, basic and diluted loss per share are the same since additional potential common shares would be anti-dilutive.

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

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2001 AND 2000



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

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2001 AND 2000


NOTE 2 - BASIS OF PRESENTATION, CONTINUED
-----------------------------------------

Reclassifications
-----------------

Certain amounts have been reclassified in the 1999 consolidated financial statements to conform to the 2000 presentation.

NOTE 3 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following at October 31, 2001

     Furniture and fixtures                                  $       283,894
     Machinery and equipment                                          38,604
                                                             ----------------
                                                                     322,498

     Less accumulated depreciation and amortization                 (179,936)
                                                             ----------------

                                                             $       142,562
                                                             ================

Depreciation expense related to property and equipment, including equipment under capital leases, was $64,659 and $57,504 for the fiscal years ended October 31, 2001 and 2000, respectively.

NOTE 4 - LONG-TERM DEBT
-----------------------

Long-term debt consists of the following at October 31, 2001:

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
                                                                ================

Future annual minimum payments pursuant to this note payable are as follows:

               Years Ending
                October 31,
        ----------------------------
                  2002                                      $         5,396
                  2003                                                5,434
                  2004                                                5,909
                  2005                                                5,725
                                                            ---------------

                                                            $        22,464
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

Future minimum lease payments under the capital lease are as follows:

           Years Ending
            October 31,
      --------------------------
               2002                                           $        13,000
               2003                                                    13,000
               2004                                                     7,000
                                                              ----------------
                                                                       33,000

               Less amount representing interest                      (10,306)
                                                              ----------------
                                                                       22,694

               Less current portion                                   (12,529)
                                                              ----------------

                                                              $        10,165
                                                              ================

The following is an analysis of the leased equipment under capital leases as of October 31, 2001, which is included in property and equipment:

         Computer equipment                                   $       58,803
         Less accumulated depreciation                               (26,363)
                                                              ---------------

                                                              $       32,440
                                                              ===============

NOTE 6 - INCOME TAXES
---------------------

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2001 AND 2000


NOTE 6 - INCOME TAXES, CONTINUED
--------------------------------

No current provision for income taxes for the years ended October 31, 2001 and 2000 is required, except for minimum state taxes. The income tax provision differs from the amount computed by applying the U.S. Federal income tax rate of 34% to income (loss) from continuing operations before income taxes as follows for the years ended October 31:

                                                                           2001             2000
                                                                       -------------    -------------

     Computed tax (benefit) expense at federal statutory rate          $    (18,000)    $   (100,000)
     State income tax benefit, net of federal effect                         (6,000)         (17,000)
     Increase in valuation allowance                                              -          112,000
     Other                                                                        -            6,600
                                                                       -------------    -------------

                                                                       $      1,600     $      1,600
                                                                       =============    =============

As of October 31, 2001, the Company had net operating loss carryforwards of approximately $390,000 and $170,000 for federal and state income tax reporting purposes, expiring on various dates through 2019 and 2004, respectively.

NOTE 7 - STOCKHOLDERS' EQUITY
-----------------------------

Preferred Stock
---------------

In fiscal 1998, the Company amended its Articles of Incorporation to authorize up to 6,000,000 shares of $0.90 par value, preferred stock, of which 2,000,000 are designated as Series A 5% convertible preferred stock ("Series A"). If declared by the Board of Directors, the Series A preferred stock will accrue dividends at 5% and are payable each June and December, and unpaid dividends must be paid before any common stock dividends can be declared or paid. The preferred stock has a liquidation value of $1.00 per share plus all accumulated and unpaid dividends. Terms of the preferred stock agreement provides for each preferred stockholder one-half of a vote per preferred share on all matters submitted to a vote of the shareholders. At any time when dividends are in arrears, the preferred stockholders, voting as a separate class, will have the right to elect one person for each omission of dividend payment date to serve as a director of the corporation, in addition to other directors elected by the common stockholders. As of October 31, 2001, no dividends have been declared.

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

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2001 AND 2000



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

The following is a summary of the stock options activity for the years ended October 31, 2001, 2000 and 1999:

                                                                WEIGHTED AVERAGE
                                                                    EXERCISE
                                                   OPTIONS           PRICE
                                                -------------    -------------

   Balance, November 1, 1998                         125,000     $       0.40

       Granted                                       190,000             0.40
       Exercised                                     (75,000)            0.40
       Expired                                             -                -
                                                -------------    -------------

       Balance, October 31, 1999 & 2000              240,000     $       0.40
                                                =============    =============

       Exercisable, October 31, 2001                 240,000     $       0.40
                                                =============    =============

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2001 AND 2000



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

Had compensation cost for the Company's 1999 options been determined consistent with SFAS 123, the Company's net loss and net loss per share for the period ended October 31, 2001 and 2000 would approximate the pro forma amounts below:

                                               2001                           2000
                                   -----------------------------   -----------------------------
                                    AS REPORTED      PRO FORMA      AS REPORTED      PRO FORMA
                                   -------------   -------------   -------------   -------------
Net income (loss)                  $    (72,489)   $    (72,489)   $   (293,477)      $(293,477)
                                   =============   =============   =============   =============

Basic and diluted loss per
  share                            $      (0.00)   $      (0.00)   $      (0.02)   $      (0.02)
                                   =============   =============   =============   =============


Warrants
--------

From time to time, the Company issues warrants pursuant to various consulting agreements. Under the terms of one of these agreements, the Company issued warrants to purchase 100,000 shares of the Company's stock at exercise price of $2.50 per share for services rendered in connection with the Company's 1998 Private Placement Memorandum ("1998 PPM"). The warrants vested on the date of grant and were exercisable through November 2000 and these have now expired. In addition, the Company issued 502,500 detachable warrants to investors as part of the 1998 PPM. As the warrants were issued in connection with the fundraising activities, no expense was recognized in the statement of operations.

The fair value of each warrant granted during 1998 is estimated using the Black-Scholes warrant pricing model on the date of grant using the following assumptions: (i) risk free interest rate of approximately 6.26%, (ii) dividend yield of 0%; (iii) expected life of the warrants of 3 years; and (iv) average volatility of 150%.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2001 AND 2000


NOTE 7 - STOCKHOLDERS' EQUITY, CONTINUED
----------------------------------------

The following represents a summary of warrants outstanding for the period ended October 31, 2001:

                                                                        WEIGHTED AVERAGE
                                                          WARRANTS       EXERCISE PRICE
                                                        -------------    -------------
         Balance, November 1, 1997                                 -     $          -

              Granted                                        602,500             3.02
              Exercised                                            -                -
              Expired                                              -                -
                                                        -------------    -------------

         Balance, October 31, 1998, 1999 and 2000            602,500     $       3.02
                                                        =============    =============
         Expired 2001                                        100,000
         Exercisable, October 31, 2001                       502,500     $       3.02
                                                        =============    =============

602,500 of the warrants outstanding at October 31, 2001 have an exercise price ranging from $2.50 to $3.15 and a weighted average remaining contractual life of
2.2 years.

NOTE 8 - EARNINGS PER SHARE
---------------------------

Basic and diluted loss per common share is computed as follows:

                                                                            2001            2000
                                                                       -------------   -------------
Numerator for basic and diluted earnings (loss) per
  common share:
     (Loss) income from continuing operations                          $    (72,489)   $   (272,118)
     Preferred dividends                                                          -               -
                                                                       -------------   -------------

     Loss from continuing operations available to
      common stockholder                                                    (72,489)       (272,118)

Cumulative change in accounting principal                                         -         (21,359)
                                                                       -------------   -------------


     Net loss  per common share available to common
       stockholders                                                    $    (72,489)   $   (293,477)
                                                                       =============   =============

Denominator for basic and diluted earnings (loss) per common share:
     Weighted average common shares outstanding                          15,608,000      15,571,698
                                                                       =============   =============

Basic and diluted loss available to common stockholder per common share:
     Loss from continuing operations available to
       common stockholders                                             $      (0.00)   $      (0.02)
     Cumulative change in accounting principle                                    -               -
                                                                       -------------   -------------

     Net loss per common share                                         $      (0.00)   $      (0.02)
                                                                       =============   =============

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2001 AND 2000


NOTE 9 - RELATED PARTY TRANSACTIONS
-----------------------------------

Related Party Receivables
-------------------------

The following transactions have been classified under related party receivables in the accompanying consolidated balance sheet at October 31, 2000.

From time to time, the Company advances monies to related parties for working capital purposes. The advances are non-interest bearing and are due on demand. As of October 31, 2001, the outstanding balance due from these related parties totaled $88,660.

In October 31, 1999, the Company advanced $79,133 to an officer of the Company. The note accrues interest at the bank's prime rate (8.5% at October 31, 2001) plus 1%. The note has no stipulated monthly payments and all unpaid principal and interest is due on demand. During the current fiscal year the Company received no payments for either interest or principal. As of October 31, 2001, the outstanding principal balance totaled $79,133. The Company recognized interest income on this note of $7,560 during the year ended October 31, 2001. Accrued interest totaled $7,560 as of October 31, 2001.

Notes Payable to Related Parties
--------------------------------

The following transactions have been classified under notes payable to related parties in the accompanying consolidated balance sheet at October 31, 2001.

From time to time, the Company may borrow funds from two if its major stockholders for working capital purposes. The borrowings accrue interest at rates ranging form 8% to 9% and are due on demand. During fiscal year 2000, the Company borrowed no funds and made no payments on such borrowings. As of October 31, 2001, the outstanding principal balance due under these borrowings totaled $52,044. Total interest expense incurred and accrued during fiscal year 2001 and 2000 was $4,326 and $4,326, respectively. Accrued interest on such borrowings totaled $9,000 as of October 31, 2001, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

From time to time, the Company may borrow funds from a trust owned by the principal stockholder for working capital purposes. During fiscal year 2001, the Company borrowed no funds and made no payments on such borrowings. The borrowings accrue interest at 10% per annum and are due on demand. As of October 31, 2001, the outstanding principal balance due under these borrowings totaled $46,000. Total interest expense incurred and accrued during fiscal years 2000 and 1999, totaled $4,600 and $4,600, respectively. Accrued interest totaled $9,800 as of October 31, 2001, and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

During fiscal year 2000, the Company borrowed $50,000 from Greentrac.com for working capital purposes. The borrowings accrue interest at 10% per annum and are due on demand. As of October 31, 2001, the outstanding principal balance due to this related party totaled $50,000. Total interest expense incurred and accrued during fiscal year 2001 totaled $1,100 and is included in accounts payable and accrued expenses in the accompanying consolidated balance sheet.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2001 AND 2000


NOTE 9 - RELATED PARTY TRANSACTIONS, CONTINUED
----------------------------------------------

Operating Leases
----------------

Effective November 1, 1998, the Company leases its corporate offices from the family trust of the majority stockholder. The lease expires on October 31, 2003 and provides for monthly payments of $2,600.

The future minimum aggregate lease payments under the operating lease as of October 31, 2001 is as follows:


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
                                                            ================

Total rent expense under this operating lease agreement for the year ended October 31, 2001 and 2000 was $31,200, respectively.

During the year ended October 31, 2001 the Company paid to a related party $1,000 per month for the entire fiscal year for use of part of his home as an office. There is no written agreement and the agreement is terminable at any time.

Shares Received from Company Under Common Control
-------------------------------------------------

In December 1999, a company organized by certain stockholders and directors of the Company. In exchange, the Company received 187,500 common shares of Greentrac.com (approximately a 14% interest in at that time), which was formed to establish an internet-based business to business market place for the procurement of commercial groundskeeping equipment and supplies. As of October 31, 2000 the shares have been valued at a minimum value (par value) of $1,875, and is recorded under investment in affiliates in the accompanying consolidated balance sheet (see Note 2). The related revenue of $1,875 from the contract is deferred and is grouped with accounts payable and accrued liabilities.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENTS
                  FOR THE YEAR ENDED OCTOBER 31, 2001 AND 2000



NOTE 10 - COMMITMENTS AND CONTINGENCIES
---------------------------------------

The Company leases space for its operations in Georgia and Arizona on a month-to-month basis. Total rent expense for the years ended October 31, 2000 and 1999 was $26,230 and $24,458, respectively.

The Company leases equipment for use in its operations under non-cancelable operating lease agreements. The leases expire on various dates through September 2003 and provide for monthly lease payments ranging from $317 to $4,048. Future minimum lease payments under operating leases that have an initial or remaining non-cancelable lease terms in excess of one year as of October 31, 2001 are as follows:

                       Years Ending
                        October 31,
                ----------------------------

                           2002                                         24,000
                           2003                                         11,000
                                                               ----------------

                                                               $        35,000
                                                               ================

Total lease expense incurred under these lease agreements for the years ended October 31, 2001 and 2000 totaled $99,291 and $87,744, respectively.

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

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
               NOTES TO CONSOLIDATED FINANCIALS STATEMENT FOR THE
                      YEAR ENDED OCTOBER 31, 2001 AND 2000


NOTE 11 - COMMITMENTS AND CONTINGENCIES,
----------------------------------------

Worldwise Marketing and Graphics
--------------------------------

In fiscal 1997, the Company formed a wholly owned subsidiary, Worldwise Marketing and Graphics, Inc., which acquired assets from two individuals doing business as Worldwise Marketing and Graphics. The acquisition was recorded as a purchase and accordingly, the purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair value at the purchase date. The Company issued 60,000 shares of its common stock to the seller. The purchase contract contained certain revenue guarantees by the seller, whereby the Company would issue additional common stock to the sellers of 20,000 shares on each of the 13th month and 25th month following the date of the transaction. In connection with the asset purchase, the Company entered into two-year employment contracts with each of the two individual owners. As an incentive to these individuals, the employment contracts contain a provision allowing them to purchase options of the Company's common stock if certain income levels are exceeded. Due to certain guarantees not being realized, the Company and the seller entered into a mutual release agreement whereby the Company cancelled 30,000 shares of the previously issued common stock and all Options during fiscal 1999 (see Note 7).

First Golf, Inc.
---------------

During fiscal year 1998 the Company's wholly owned subsidiary, First Golf Acquisition Corporation, acquired certain assets of First Golf Corporation, by paying cash of $125,000, issuing a note payable in the amount of $75,000 and issued 640,000 shares of its common stock to the seller, 336,000 of which are held by a mutually agreed upon pledgeholder. The purchase contract contains certain revenue guarantees by the seller. If these revenue levels are achieved, the pledgeholder will release 176,000 and 160,000 shares on November 1, 1999 and November 1, 2000, respectively. Conversely, if there is a revenue shortfall, the seller may be obligated to return shares issuable or issued. As of the date of this report, the Company has not authorized the release of any pledged shares due to revenue guarantees not being met. In addition, the purchase contract contains certain share price levels at October 1, 2000. If the share price does not meet the specified price level, the Company will deliver to seller additional shares so that the average price of all shares delivered to seller will aggregate no less than $2,000,000, but the number of additional shares delivered shall not exceed 445,440 shares. As of October 1, 2001, the share price did not meet the specific price level, however due to the revenue shortfall, the parties agreed to extend the terms of the agreement through October 1, 2002.

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

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENT
                  FOR THE YEAR ENDED OCTOBER 31, 2001 AND 2000


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

Management Contracts
--------------------

During fiscal year 1998, the Company entered into an agreement to build and then manage a golf course located in Cherokee County, Georgia (the "County"). The course will be constructed with the Company's funds. The land the course will be built upon will be leased to the Company for a term of 50 years. The County is currently working with federal and state agencies to remove environmental restrictions on the land in order to begin construction. Management is hopeful that construction will begin in fiscal year 2000. As of October 31, 2001, the Company has invested approximately $42,000 into the project, comprised mainly of architectural and design fees, which is included in other assets in the accompanying consolidated balance sheet. The accompanying financial statements do not include adjustments that may be necessary if this agreement cannot be fulfilled by either party.

Construction Management Contracts
---------------------------------

The Company manages the construction of various golf courses under development agreements. The Company is primarily responsible for hiring subcontractors to complete the construction process. These contracts expire once the courses are completed, which are estimated to be on various dates through July 2002. Total revenues from these agreements was $1,192,437 and $1,261,812 for the years ended October 31, 2001 and 2000, respectively.

                      CEC PROPERTIES, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIALS STATEMENT
                  FOR THE YEAR ENDED OCTOBER 31, 2001 AND 2000





NOTE 12 - SUBSEQUENT EVENTS (UNAUDITED)
---------------------------------------

         Because of negative growth and business losses due to weather and other unforeseen problems, Classic Golf Management has chosen not to bid on the contracts for Sugar Creek and Mystery Valley and the lease expired effective December 31, 2002.

         Each director received 50,000 shares on January 2, 2002;

         Milton Abell received 25,000 shares on January 2,2002; and Don Norbury received 250,000 Shares on January 2, 2002.

SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



Dated:  February 10, 2002.                  CEC PROPERTIES, INC.



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



   /s/ Paul Balalis                                  Dated: February 6, 2002
--------------------------------
Paul Balalis, Director


   /s/ Frank P. Barbaro                              Dated: February 6, 2002
--------------------------------
Frank P. Barbaro, Director


   /s/ Sanford Feld                                  Dated: February 6, 2002
--------------------------------
Sanford Feld, Director


   /s/ Charles Packard                               Dated: February 6, 2002
--------------------------------
Charles Packard, Director